Form 10QSB
period 1995-04-30
SUNSTAR HEALTHCARE INC
filed 1996-07-01
CIK 1008993

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ___________.


                         Commission file number 1-14382

                            SUNSTAR HEALTHCARE, INC.
             (Exact name of Registrant as Specified in Its Charter)

                       Delaware                     59-3361076
          (State or Other Jurisdiction of           (IRS Employer
          Incorporation or Organization)          Identification No.)


                  231 East New Haven Avenue, Melbourne, Florida 32901
                (Address of Principal Executive Offices with Zip Code)

           Registrant's Telephone Number Including Area Code: 407-724-0200
           ---------------------------------------------------------------
                 Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

          APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares of common stock outstanding as of June 28, 1996 was 2,395,000.

                            SUNSTAR HEALTHCARE, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 1996



          PART I.        FINANCIAL INFORMATION                       Page

          Item 1.        Financial Statements

                        Consolidated Balance Sheets as of
                        April 30, 1996 and July 31, 1995
                                 (unaudited) 3-4

                         Consolidated Statements of Operations for the three months ended April 30, 1996 and April 30, 1995 and nine months ended April 30, 1996 and April 5 30, 1995 (unaudited)

                         Consolidated  Statements  of Cash  Flows  for the  nine
                         months   ended  April  30,  1996  and  April  30,  1995
                         (unaudited) 6


                         Notes to Consolidated Financial             7-8
                         Statements

          Item 2.        Management's Discussion and Analysis        9-12
                         of Financial Condition and Results of
                         Operations


          PART II.       OTHER INFORMATION                           13

          Item 6.        Exhibits and Reports on Form 8-K            13

          SIGNATURES                                                 14

                      SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                  April 30,    July 31,
                                                    1996         1995
           ASSETS                                 ---------    --------

           Current assets:
               Cash                                 $77,392    $216,440
               Accounts receivable-less
                allowance for doubtful              182,085     209,724
                 accounts of $79,000
               Prepaid offering costs               145,638         ---
               Due from parent                       56,850         ---
               Prepaid expenses and                  59,987      63,543
                 other assets
               Deferred taxes                        27,000      27,000
                                                   --------    --------
                  Total current assets              548,952     516,707

           Furniture, equipment and leasehold
            improvements, net                       202,140     260,081
           Goodwill, net                            398,247     429,895
           Restricted cash                           30,000      30,000
           Deposits and other assets                 35,939      36,119
           Deferred taxes                             7,900       7,900
                                                  ---------  ----------
                  TOTAL                          $1,223,178  $1,280,702
                                                 ==========  ==========



          (continued)

                      SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)
                                    UNAUDITED

                                                 April 30,     July 31,
                                                   1996          1995
                                                 ---------     --------
           LIABILITIES AND STOCKHOLDERS'
           EQUITY

           Current liabilities:
             Accounts payable and accrued        $313,428      $210,318
              expenses
             Capital lease obligations-            17,372        21,858
              current                           ---------     ---------

                  Total current liabilities       330,800       232,176

           Capital lease obligations-                 ---        11,580
             noncurrent

                  Total liabilities               330,800       243,756
                                                ---------      --------

           Equity:
             Shareholder's net investment             ---     1,036,946
             Preferred stock, par value $.001
               per share, 1,000,000 shares
               authorized, no shares issued
             Common stock, par value $.001
               per share, 10,000,000
               authorized, 900,000 shares             900           ---
               issued and outstanding
             Additional paid-in capital         1,099,792           ---
             Unearned compensation               (208,314)          ---
                                               ----------     ---------

                  Total equity                    892,378     1,036,946
                                               ----------     ---------

                     TOTAL                     $1,223,178    $1,280,702
                                               ==========    ==========





          See accompanying notes to consolidated financial statements

                    SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                               For the three months       For the nine months
                                       ended                     ended
                                     April 30,                 April 30,
                               --------------------      ---------------------
                                1996        1995          1996        1995
                               --------    --------      --------     --------

   Patient service revenue    $1,174,484  $1,276,697    $3,621,085  $3,713,770
                              ----------  ----------    ----------  ----------

   Cost and expenses:
     Cost of revenue            860,720     875,733      2,438,451   2,642,563
     General and                400,626     351,279      1,126,165   1,047,542
       administrative
     Compensation expense        13,021         ---        197,916         ---
     Amortization of             10,582      13,983         31,749      41,948
       intangibles            ---------   ---------     ----------  ----------

        Total operating       1,284,949   1,240,995      3,794,281   3,732,053
           expenses           ----------  ----------    ----------  ----------

   Income (loss) from          (110,465)     35,702       (173,196)    (18,283)
     operations

   Interest income                  914       1,146          4,605       4,858
                              ---------   ---------     ----------  ----------

   Income (loss) from          (109,551)     36,848       (168,591)    (13,425)
     operations before
     taxes

   Provision (benefit) for      (24,400)     21,000         28,100       2,600
     income taxes             ---------   ---------      ---------   ---------

   NET INCOME (LOSS)           ($85,151)    $15,848      ($196,691)   ($16,025)
                               =========   =========     ==========  ==========

   Pro forma net (loss)          ($0.07)                    ($0.16)
     per share                ==========                ==========

   Pro forma average
     number of shares         1,208,750                  1,208,750
     outstanding


    See accompanying notes to consolidated financial statements

                    SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                                     For the nine months ended
                                                             April 30,
                                                     -------------------------
                                                         1996        1995
                                                     -----------  ------------
         Cash flows from operating activities:
          Net (loss)                                  ($144,191)   ($16,025)
          Adjustments to reconcile net income
            to net cash provided by operating activities:
             Depreciation and amortization               99,101      94,227
             Noncash compensation                       197,916         ---
             Operating expenses and income taxes
              funded by parent                           46,850      21,350
             Changes in operating assets and liabilities:
                Decrease (increase) in accounts          27,639     (27,624)
                  receivable
               (Increase) in prepaid offering costs    (145,638)
               (Increase) in due from parent            (56,850)        ---
               Decrease (increase) in prepaid
                  expenses and and other assets           3,376     (13,909)
               Increase (decrease) in accounts
                  payable and accrued expenses           103,110   (289,540)
                                                     -----------  ----------
                  Net cash provided by (used in)         131,313   (231,521)
                    operating activities             -----------  ----------

         Cash flows from investing activities:
          Purchase of property, equipment and             (9,512)    (46,739)
             leasehold improvements                  -----------  ----------
                  Net cash (used in) investing            (9,512)    (46,739)
                     activities                      -----------  ----------

         Cash flows from financing activities:
          Principal payments under capital lease        (16,066)    (14,647)
            obligations
          Shareholder distributions                    (245,143)   (176,383)
                                                     ----------   ----------
                  Net cash (used in) financing         (261,209)   (191,030)
                    activities                       ----------   ----------

         NET (DECREASE) IN CASH AND CASH               (139,408)   (469,290)
            EQUIVALENTS

         Cash and cash equivalents-beginning of         216,440     548,693
            period                                    ---------   ----------

         CASH AND CASH EQUIVALENTS-END OF PERIOD        $77,032     $79,403
                                                      =========   =========
         Supplemental disclosure of cash flow information:  Cash paid during the period for:
             Interest                                    $4,577      $6,663

  See accompanying notes to consolidated financial statements
                                         -6-

               SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
    Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment 2 to the Company's Form SB-2 (file no. 333-1650) filed with the Securities and Exchange Commission on May 9, 1996, covering the Company's initial public offering of common stock (the "Offering").

    NOTE 2 - INITIAL PUBLIC OFFERING

          On May 21, 1996, the Company completed the Offering, pursuant to which the Company sold 1,300,000 shares of common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,234,277. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125.

          The Company was incorporated under the laws of the State of Delaware in December 1995 by National Home Health Care Corp., a publicly-held
    Delaware corporation ("National"), to hold the capital stock of Brevard Medical Center, Inc. ("Brevard") and First Health, Inc. ("First Health"), which previously were direct, wholly-owned subsidiaries of National. In January 1996, National contributed to the Company all of the issued and outstanding shares of capital stock of Brevard and First Health, which then became direct, wholly-owned subsidiaries of the Company. National currently holds 900,000 shares of the Company's common stock, representing approximately 37.6% of the Company.

    NOTE 3 - CAPITALIZATION

          The following table sets forth the capitalization of the Company at April 30, 1996, and as adjusted to give effect to the initial public offering and the exercise of the underwriters over-allotment option.


                                               April 30, 1996
                                           Actual        As Adjusted
                                        -----------     -------------
     Capital lease obligations              $17,372        $17,372
                                        -----------     ----------

     Preferred stock, par value $.001       ---           ---
     per share 10,000,000 shares
     authorized, no shares issued

     Common stock, par value $.001 per share, 10,000,000 authorized, 900,000 shares issued and outstanding at April 30, 1996 and 2,395,000 shares issued and outstanding as
     adjusted                                   900          2,395

     Additional paid-in capital           1,099,792      7,185,699

     Unearned compensation                 (208,314)      (208,314)
                                         ----------     ----------

          Total stockholders' equity        892,378      6,979,780
                                         ----------     ----------

               Total capitalization        $909,750     $6,997,152
                                         ==========     ===========

    NOTE 4 - PRO FORMA EARNINGS PER SHARE

          Pro forma average number of shares outstanding reflects the 900,000 shares issued by the Company to National and common shares issuable up on the exercise of the options granted to two employees and a consultant as if such shares were considered to have been issued at the beginning of the respective period. The pro forma earnings per shares are computed to give effect to stock options with exercise prices below the initial public offering price using the treasury stock method.

    ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Results of Operations and Effects of Inflation
    ----------------------------------------------

    Three Months Ended April 30, 1996 compared to Three Months Ended April 30, 1995

          Revenue decreased by approximately $102,000, or 8%, from $1,277,000 for the three months ended April 30, 1995 to $1,175,000 for the three months ended April 30, 1996. This decrease is attributable to the continued decline in the Company's fee-for-service revenue, which decreased approximately $93,000, or 26%, and the decrease in the Company's capitation revenue of approximately $9,000. Fee-for-service revenue as a percentage of total revenue decreased from 28% to 23% in the comparable periods. The Company believes that this trend is the result of a shift in the healthcare industry towards managed care. The decline in revenues is also attributable to the closing of a nonprofitable center in the first quarter of the current fiscal year.

          Cost of revenue as a percentage of revenue increased from 69% for the three months ended April 30, 1995 to 73% for the three months ended April 30, 1996. This increase is the result of the decline of revenue of $102,000, which was only partially offset by the small decrease in cost of revenue (much of which is fixed and does not necessarily decrease in direct proportion to a decline in revenue) of $15,000, or 2% over the comparable period of 1995.

          General and administrative expenses increased by approximately $49,000, or 14%, primarily as a result of the increased administrative personnel over the comparable period of 1995. General and administrative expenses can be expected to increase with the Company's proposed expansion (which will require the Company to make significant up-front expenditures to relocate, develop and/or acquire primary care centers and physician practices and to pay for salaries of additional personnel).

          Compensation expense for the three months ended April 30, 1996 is attributable to the Company granting of options to purchase an aggregate of 325,000 shares of Common Stock to certain officers and directors of the Company and a consultant to the Company at an exercise price of $.25 per share.

          The Company recorded a tax benefit of $24,400 for the three months ended April 30, 1996 as compared to a tax provision of $21,000 for the three months ended April 30, 1995.

          As a result of the foregoing, the Company recorded a net loss of approximately $85,000 for the three months ended April 30, 1995 as compared to net income of approximately $16,000 for the same period a year earlier.

    Nine Months Ended April 30, 1996 as Compared To Nine Months Ended April 30, 1995.

          Revenue decreased by approximately $93,000, or 2%, from $3,714,000 for the nine months ended April 30, 1995 to $3,621,000 for the nine months ended April 30, 1996. This result is attributable to the decline in fee-for-service revenue of $287,000, or 24%, offset by an increase in Medicare cost reimbursement revenue of $177,000, or 14% and an increase in capitation revenue of $17,000, or 1%, over the same period a year earlier.

          Cost of revenue as a percentage of revenue declined to 67% for the nine months ended April 30, 1996 from 71% for the nine months ended April 30, 1995. This decrease is attributable to the reduction in staff physicians employed in the Company's centers, as well as the closing of a non-profitable center opened during the nine months ended April 30, 1995.

          General and administrative expenses for the nine months ended April 30, 1996 increased by approximately $79,000, or 8%, from the nine months ended April 30, 1995. Included in general and administrative expenses for the nine months ended April 30, 1996 is a charge of $51,000 in connection with the settlement of certain claims. In addition, the Company incurred increased administrative personnel in the nine months ended April 30, 1996.

          Compensation expense for the nine months ended April 30, 1996 is attributable to the Company granting of options to purchase an aggregate of 325,000 shares of Common Stock to certain officers and directors of the Company and a consultant to the Company at an exercise price of $.25 per share.

          The Company recorded a tax provision for the nine months ended April 30, 1996 of $28,100 compared to a provision of $2,600 for the nine months ended April 30, 1995. The provision for the nine months ended April 30, 1996 is the result of recording a compensation charge not currently deductible for which a tax benefit is dependent on future market conditions and has not been recorded.

          As a result of the foregoing, the Company recorded a net loss for the nine months ended April 30, 1996 of approximately $197,000 as compared to a net loss of $16,000 for the nine months ended April 30, 1995.

          The rate of inflation had no material effect on operations for the nine months ended April 30, 1996.

    Financial Condition and Capital Resources
    -----------------------------------------

          At April 30, 1996, the Company had working capital of $218,000 as compared to working capital of $285,000 at July 31, 1995.

          On May 21, 1996, the Company completed the Offering and, on June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock. See Notes 2 and 3 to the Company's unaudited consolidated financial statements for the three and nine months ended April 30, 1996 which describe the Offering and the net proceeds therefrom.

          Net cash provided by operating activities was $131,000 for the nine months ended April 30, 1996, as compared to net cash used in operating activities of $232,000 for the nine months ended April 30, 1995. The increase in cash provided by operating activities was attributable to an increase in accounts payable and accrued expenses of $103,000 for the nine months ended April 30, 1996 as compared to a reduction of $290,000 in the prior comparable period. Additionally, while the Company incurred a net loss of $144,000, such loss was offset by a noncash charge for compensation of 198,000 and operating expenses of $47,000 funded by National. Net cash used in investing activities for the nine months ended April 30, 1996 and 1995 reflect the purchase of equipment. Net cash used in financing activities for the nine months ended April 30, 1996 and 1995 were $245,000 and $176,000, respectively, and reflect primarily distributions to National.

          The Company intends to shift the focus of its business from the provision of primary care services under provider agreements to the establishment and operation of commercial health maintenance organizations ("HMOs") in Brevard county. Although the Company is unable to predict with any degree of certainty what effect such proposed change in business focus will have on the Company, it is possible that the Company's proposed HMO operations could result in increased competition with HMOs operating in the state of Florida. As a result of such competition, it is possible that certain HMOs may terminate provider agreements with the Company, which could result in significant decline in revenues. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to relocate, develop and/or acquire primary care centers and physician and pay salaries for additional personnel. The Company anticipates that it will make capital expenditures associated with, among other things, leasehold improvements and office equipment. The Company expects to pay salaries for additional financial, marketing and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

          The Company is dependent on and intends to use the proceeds of the Offering to implement its proposed expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the timetable for, its proposed expansion), that the proceeds of the Offering, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for approximately twelve months following the consummation of the Offering. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the Offering or cash flow prove to be insufficient (due to unanticipated expenses, difficulties, problems or otherwise), the Company may be required to seek additional financing. There can be no assurance that the proceeds of the Offering will be sufficient to permit the Company to meet its objective of providing low-cost managed healthcare products to individuals and employers and to otherwise determine the viability and potential of its proposed HMO operations. In addition, any implementation of expansion of commercial HMO operations into new geographic areas and the establishment of Medicare HMO operations will require capital resources substantially greater than the proceeds of the Offering or otherwise currently available to the Company. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing will be available to the Company on acceptable terms.

    PART II.  OTHER INFORMATION


    Item 6.    Exhibits and reports on Form 8-K

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               None

                                   SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SunStar Healthcare, Inc.



    Date: June 28, 1996                        /s/ Robert P. Heller
                                              ------------------------
                                              Robert P. Heller
                                              Vice President of Finance,
                                              Chief Financial
                                              and Accounting Officer