Form 10KSB
period 1996-07-31
SUNSTAR HEALTHCARE INC
filed 1996-10-29
CIK 1008993

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended     July 31, 1996
                                     -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [No Fee Required]

       For the transition period from ________________ to ___________________

       Commission file number     1-14382
                                  -------

                           SUNSTAR HEALTHCARE, INC.

                 (Name of small business issuer in its charter)
--------------------------------------------------------------------------------
               DELAWARE                                59-3361076
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization

               521 East State Road 434, Longwood, Florida  32750
               (Address of principal executive offices/Zip Code)
                                 (407)339-4997
                          (Issuer's telephone number)
--------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------
     Common Stock               NASDAQ-Small-Cap Market and Boston
                                Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.

          YES   X                              NO
             -------                             -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year   $5,080,850

     The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on October 15, 1996, was $4,937,231 (based on the average closing bid and asked prices of the Registrant's Class A Common Stock on October 15, 1996 of $3.625 and $4.25 respectively).

     As of September 30, 1996, 2,395,000 shares of the Registrant's Common Stock were issued and outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                               -----    -----

--------------------------------------------------------------------------------

                                    Part I


Item 1.  Business.

     SunStar Healthcare, Inc. and its wholly owned subsidiaries, Brevard Medical Centers, Inc., First Health, Inc. and SunStar Health Plan, Inc. (hereinafter collectively referred to as the "Company") provide managed healthcare services through seven (7) primary care centers located in central Florida. Medical services are delivered by thirteen (13) board certified or board eligible primary care physicians employed by the Company. The Company's healthcare operations consist primarily of medical treatment and care typically furnished in a family practitioner's office. The Company also arranges for clinical laboratory services and engages physicians specializing in various medical practices to complement the Company's primary care operations.

     The Company currently offers health care services on a contractual and a fee-for-services basis. The Company has provider agreements with third-party payors, such as Humana Health Care Plans, CAC/United Healthcare Plans of Florida, Inc. and Blue Cross Blue Shield of Florida, which are health maintenance organizations operating in the State of Florida. Pursuant to such agreements, the Company receives a fixed amount, or "capitated" fee, for each participating enrollee per month, regardless of utilization. The Company also has a prepaid cost reimbursement contract with the Health Care Financing Administration of the federal government ("HCFA"), pursuant to which the Company also provides prescribed primary care to Medicare beneficiaries who enrolled directly with the Company prior to January 1, 1996. For the year ended July 31, 1996, medical services provided under the Company's contracts with HCFA, HMOs and on a fee-for-service basis accounted for approximately 39%, 31% and 27%, respectively, of the Company's revenues.

     The Company's operating plan incorporates a strategy of aggressive growth and a plan to deliver managed healthcare services through the establishment of a commercial health maintenance organization ("HMO"). On September 4, 1996, the Company completed and filed an application with the Florida Department of Insurance to do business as an HMO. The applicant is SunStar Health Plan, Inc., formerly known as "Boro Medical Corp.", a wholly-owned subsidiary of the Company.

     During the next twelve (12) months, the Company intends to shift its focus from the provision of primary care services under agreements with third-party payors to the establishment of commercial HMO operations in Brevard County. The Company has established affiliations with three hospital providers located in Brevard County: Holmes Regional Hospital, Cape Canaveral Hospital and Palm Bay Community Hospital. Provided that the Company is successful in obtaining required government approvals, the Company expects that it will commence HMO operations and enroll members by early 1997. The Company also intends to continue to provide primary care services on a fee-for-service basis pursuant to existing arrangements with third-party payors and, will evaluate the feasibility of continuing to do so independently of commercial HMO operations in Brevard County.

     The Company's objective is to establish relationships with qualified physicians, hospitals and other healthcare providers who are willing to provide medical services to members of managed care organizations at a reasonable cost. The Company believes that these efforts will enable it to provide a variety of low-cost managed healthcare products to attract individuals and small employer groups willing to enroll in the Company's HMO and to otherwise determine the viability and potential of its proposed HMO operations. The Company believes that, if it is successful in meeting this objective, its primary care physician network will be a significant competitive factor in the marketing of managed healthcare products.

     As part of the Company's long-term strategy, the Company intends to expand its HMO target market to include additional counties in central and northern Florida. The Company will also seek to further serve the Medicare-eligible population in such market by offering comprehensive health care coverage through a contract with the Health Care Financing Administration ("HCFA").

     In addition to establishing its own HMO (the application for which was filed with the Florida Department of Insurance in September, 1996), the Company will seek to capitalize on opportunities arising from the growing trend toward managed healthcare by focusing its efforts on expanding its primary care operations.

     The Company was incorporated under the laws of the State of Delaware in December 1995 by National Home Health Care Corp., a publicly-held Delaware corporation ("National"), to hold the capital stock of Brevard Medical Center, Inc. ("Brevard") and First Health, Inc. ("First Health"), which previously were direct, wholly-owned subsidiaries of National. In January 1996, National contributed to the Company all of the issued and outstanding shares of capital stock of Brevard and First Health held by it, and Brevard and First Health became direct, wholly-owned subsidiaries of the Company.

     On May 15, 1996 (the "Effective Date"), the Company completed a public offering (the "Offering") pursuant to the Securities Act of 1933, as amended, which resulted in the issuance of 1,300,000 shares of Common Stock, par value $.001 (the "Common Stock"). The Offering yielded net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option in full to purchase additional shares of Common Stock, resulting in the Company's sale of an additional 195,000 shares of Common Stock, par value $.001, and realization of $853,125 in net proceeds.

     As of October 15, 1996, proceeds from the IPO have primarily been used as working capital to finance the HMO development effort and to pay HMO application fees.

     Although the Company has filed an application for HMO status, the application is subject to review by governmental agencies. The Company's success will be largely dependent upon the Company's ability to obtain governmental approvals to operate as a commercial HMO; to establish satisfactory relationships with specialty and acute care physician groups and provider networks (including hospitals); to provide a variety of low-cost managed care healthcare products suitable for individuals and employer groups; and to enroll significant numbers of members.

     The Company's strategy and preliminary and future expansion plans may be subject to change as a result of numerous factors, including progress or delays in the Company's expansion efforts, changes in market conditions, new or different opportunities which may become available to the Company in the future and competitive conditions.


Primary Healthcare Operations.

     The Company currently employs thirteen (13) board certified or board eligible primary care physicians. These family practitioners, pediatricians and general internists are responsible for providing and coordinating healthcare services to patients and are required to maintain local hospital admitting privileges in order to provide continuity of medical care. The Company's physicians provide medical services in accordance with quality assurance standards established by the American Medical Association and are continually monitored in accordance with the Company's quality improvement programs. The Company also employs one family nurse practitioner and one physician's assistant in its primary care operations.

     The Company has entered into a one-year employment agreement with each of its physicians and other practitioners which is automatically renewable, subject to early termination upon three months' prior written notice. The agreements require physicians to devote their full time to the Company's business, to obtain and maintain professional malpractice insurance and licenses and include provisions which prohibit the employee from competing and soliciting and from disclosing proprietary information. The agreements also provide for guaranteed annual salaries plus incentive performance bonuses.

     In addition, the Company has arrangements with approximately twelve physicians specializing in various medical practices, such as cardiology, gastroenterology, podiatry, urology, ear, nose and throat and general and vascular surgery, to complement the Company's primary care operations. These arrangements permit the Company to provide physician consultations both at the Company's offices and at the physician's office, as well as acute care in the hospital for advanced diagnostic testing and surgery. These physicians are available to provide services as required and are paid primarily on an hourly basis.

     The Company also arranges for clinical laboratory services pursuant to an agreement with SmithKline Beecham Clinical Laboratories. The Company pays SmithKline a fixed annual fee of approximately $70,500 to provide these services.


Revenue Sources and Reimbursement.

     The Company currently offers healthcare services on a contractual and fee-for-service basis. The following table sets forth for the periods indicated the approximate revenues and percentages of revenues derived from the Company's various revenue sources.

                             Fiscal Years Ended July 31,

                                1995              1996
HCFA                       1,728,918  33.7%  1,993,889  39.2%
HMO                        1,573,394  30.7%  1,561,283  30.8%
Fee-For-Service            1,649,268  32.2%  1,393,892  27.4%
Prepaid Health Clinic        175,992   3.4%    131,786   2.6%
                          ----------  ----   ---------  ----
                          $5,127,572   100%  5,080,850   100%

HCFA Agreement.
--------------

     Pursuant to the terms of the agreement with HCFA, the Company is paid a monthly premium in advance for each Medicare beneficiary enrolled by the Company. Payments under the agreement are based on costs incurred in connection with medical services and are subject to year-end adjustments. The Company is subject to governmental audit to ensure the basis of medical costs incurred. To date, no adjustments have been made under the HCFA contract and the Company has never been subject to audit.

     The Company's agreement with HCFA is automatically renewable on a yearly basis unless either party elects not to renew. HCFA may terminate the agreement at any time in the event that the Company fails to perform its obligations under the agreement or fails to comply with applicable laws and regulations or undergoes a change of ownership. HCFA may audit the Company to determine the quality of medical care and compliance by the Company under the terms of the agreement and applicable law.

     Pursuant to recent amendments to the Social Security Act, effective January 1, 1996, the Company is prohibited from enrolling Medicare beneficiaries who are not members of employer groups or unions under its agreement with HCFA until it establishes Medicare HMO operations. Such limitation may prevent the Company from enrolling certain new Medicare beneficiaries and increasing revenues under its contract with the HCFA in the foreseeable future.

Agreements with Health Maintenance Organizations.
------------------------------------------------

     The Company also has provider agreements with Humana Healthcare Plans, United Healthcare Corporation and Blue Cross Blue Shield of Florida, pursuant to which the Company provides primary care services for approximately 11,000 HMO enrollees. Under such agreements, the Company generally receives a fixed amount, or "capitated" fee, for each participating enrollee per month, regardless of utilization. Under certain circumstances, the Company is entitled to collect coinsurance obligations and deductibles from HMO enrollees, and is entitled to bill enrollees for medical services not provided by contract. Agreements with HMOs are generally short-term and contain short-term cancellation provisions.

Fee-for-Service.
---------------

     The Company offers healthcare services on a fee-for-service basis, pursuant to which the Company receives payments for medical services from individuals, private insurance companies, workers' compensation programs, municipalities, other self-insured groups and government assistance programs such as Medicare and Medicaid.

     Medicare is a federally funded and administered program that provides healthcare payments for most persons who are 65 years of age or older and entitled to retirement benefits. Medicare payments are based on a standard fee schedule used by HCFA. For the year ended July 31, 1996, the Company provided medical services on a fee-for-service basis to Medicare beneficiaries through its seven primary care facilities, which accounted for approximately 3% of the Company's revenues.

     Medicaid is funded jointly by the federal and state governments and covers indigent patients. The Company has entered into an agreement with the Florida Agency for Health Care Administration ("AHCA") to provide primary care services to Medicaid patients. The Company must accept reimbursement from Medicaid as payment in full for medical services provided. For the year ended July 31, 1996, the Company provided medical services to Medicaid patients through its seven primary care centers which are qualified under state law to receive reimbursement under federal and state Medicaid guidelines. During such year, Medicaid services accounted for approximately 1% of the Company's revenues.

Prepaid Health Clinic.
---------------------

     The Company also provides medical services to subscribers pursuant to a prepaid health clinic license issued by the Florida Department of Insurance. This license permits the Company to provide certain primary healthcare coverage to individuals for a fixed monthly premium. For the year ended July 31, 1996, through its five centers in Brevard County, the Company had approximately 1,300 subscribers participating in the prepaid health clinic operations. The Company has filed an application with the Accreditation Association for Ambulatory Healthcare

("AAAHC") for accreditation of its prepaid health clinic operations. Although the Company has received a consultative survey by the AAAHC and was found to be in substantial compliance with such survey, and also received a favorable external quality assurance assessment, there can be no assurance that such accreditation will be obtained. Failure to receive such accreditation may result in the suspension of the Company's ability to enroll new members for its prepaid health clinic operations.


Competition.

     The managed healthcare industry is highly competitive. The Company currently competes with other providers of primary healthcare services, including primary care centers, regional hospitals and physician practice groups. Many of such competitors offer a broader range of primary healthcare services than the Company and have extensive relationships with group specialty practices. The Company currently competes primarily on the basis of reputation, quality of care and physician support.

     The managed healthcare industry has experienced significant changes in recent years, primarily due to rising healthcare costs. Employer groups have demanded a variety of health care options, such as traditional indemnity insurance, HMOs, point of service plans and preferred provider options, offered either through third parties or by self-funding. The Company's proposed HMO operations will compete with providers of all of these products, including CAC/ United Healthcare Plans of Florida Inc., Humana Healthcare, Blue Cross/Blue Shield of Florida and PCA Health Plan, most of which have substantially greater financial, management, personnel and other resources than the Company. The Company also will be required to respond to various competitive factors affecting the healthcare industry generally, including new medical technologies which may be introduced, general trends relating to demand for healthcare services, regulatory, economic and political factors, changes in patient demographics and competitive pricing strategies by health maintenance organizations and other healthcare plans. The Company will be subject to significant competition in any new geographic areas it may enter, with respect to any products it may offer and with respect to any commercial and governmental health care programs developed. There can be no assurance that the Company will be able to compete successfully.

Insurance.

     The Company and its physicians may be exposed to potential professional liability claims by patients as a result of the negligence or other acts of physicians. Claims of this nature, if successful, could result in substantial damage awards to claimants which may exceed the limits of any applicable insurance coverage. The Company could become liable for the negligent acts of physicians, as well as negligence in recruiting and selecting physicians. The Company currently maintains malpractice liability insurance with limits of $3,000,000 in the aggregate and $1,000,000 per occurrence and requires physicians to maintain malpractice liability insurance in amounts which it deems adequate for the types of medical services provided. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against the Company, the Company's business and financial condition would be materially adversely affected.


Government Regulation.

     The health care industry and physician medical practices are subject to extensive, stringent and frequently changing federal, state and local regulation, which is interpreted by regulatory authorities with broad discretion. The extensive regulatory framework applicable to physicians' practices imposes significant compliance burdens and risks on the Company.

     Various federal and state laws regulate the relationship between providers of healthcare services and physicians, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid and similar state statutes ("fraud and abuse laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. These laws have been interpreted broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. These regulations set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the fraud and abuse laws.

     The "Stark" amendments of the Social Security Act provide, with certain exceptions, that if a physician has a "financial interest" in an entity (which may consist of either an ownership interest or a compensation arrangement), the physician is prohibited from making a referral to the entity for the provision of certain "designated health services" for which payment may be made by Medicare or Medicaid. In April 1992, the State of Florida adopted the Patient Self-Referral Act of 1992, which prohibits referrals for certain designated health services by a health care provider to a facility in which such provider has an ownership interest. This law prohibits any claim for payment for services furnished pursuant to a prohibited referral, and requires a refund if an unlawful payment was made. Florida legislation also imposes, with certain exceptions, a cap on the fees charged by all providers of designated health services.

     In addition, state laws, although varied, generally prohibit a commercial enterprise, such as the Company, from engaging in the practice of medicine or otherwise exercising control or influencing the medical judgments or decisions of physicians, and prohibit physicians from "fee-splitting" with non-physicians. Florida law does not currently contain such a prohibition.

     The federal government and the State of Florida have each enacted statutes extensively regulating the activities of health maintenance organizations that are applicable to the Company's proposed operations. Among the areas regulated are the scope of benefits required to be made available to members, the manner in which member rates are structured, procedures for review of quality assurance, enrollment requirements, composition of policy making bodies to assure member representation, the interrelationship between health maintenance organizations and their healthcare providers, licensure and financial condition. Under federal regulations, services to members must be provided substantially on a fixed prepaid basis, without regard to the actual degree of utilization of services. Although premiums established by a health maintenance organization may vary from account to account through composite rate factors and special treatment of certain broad classes of enrollees, traditional experience rating of accounts (i.e., setting premiums for a group account based on that group's part use of healthcare services) is not permitted under federal regulations. In Florida, health maintenance organizations must also comply with certain other provisions of state health and insurance laws, including the licensing of salespersons and maintenance of a minimum statutory net worth requirement (liquid tangible assets less liabilities). The Company must file periodic reports with, and will be subject to periodic review by, the federal and state licensing authorities which regulate the Company.

     The Company currently holds a Certificate of Authority issued by the Florida Department of Insurance to provide prepaid health clinic services. The Company also holds a Health Care Provider Certificate issued by the Florida Agency for Health Care Administration in connection with its prepaid health clinic operations. Most states, including Florida, require a health maintenance organization to be licensed prior to commencing operations.

     The Company believes, based on advice of counsel, that it is in compliance with all federal, state and local laws, rules and regulations applicable to its operations and has obtained all licenses necessary to conduct its business. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new operations and jurisdictions could require the Company to obtain additional licenses, modify its arrangements with physicians or otherwise alter methods of operations at costs that could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements. Failure to comply with applicable laws and regulations and licensing requirements would subject the Company and its physicians to civil remedies, including significant fines, penalties, injunctions and expulsion from participation in Medicare and Medicaid programs, as well as possible criminal sanctions, which would have a material adverse effect on the Company.

     Several proposals have recently been made by federal and state government officials that may lead to substantial healthcare reforms, including the implementation of a government-directed national healthcare system and stringent healthcare cost-containment measures. Adoption of such a system or cost controls could further limit reimbursement for medical services. Past congressional actions have resulted in changes in Medicare and Medicaid reimbursement rates, and the Company believes that it is likely that Congress will, over the next several years, substantially limit the growth of Medicare and Medicaid expenditures. Significant uncertainty exists as to the status of reimbursement and there can be no assurance that healthcare insurers and other third-party payors will continue to cover certain medical services or reimburse such services at current levels. Any significant reduction of healthcare insurance coverage for medical services could have a material adverse effect on the Company's business and prospects.


Employees.

     The Company currently employs 78 persons, including 4 executive officers, 13 physicians, 1 nurse practitioner, 1 physician's assistant, 21 medical assistants and 38 other persons engaged in operations management, administrative, and clerical capacities. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.


Item 2.  Property.

     The Company occupies its principal executive offices and primary care centers under third-party lease agreements. In July, 1996, the Company opened an additional executive office in Longwood, Florida. The following table sets forth the location, approximate annual rent, use of each location and expiration date of each lease:

                                                                    Lease
                    Approx.    Approx.                            Expiration
   Location         Sq. Feet    Rent          Use                    Date
   --------         --------    ----          ---                 ----------
Deltona, FL            2,500    $44,000  Primary Care Center    April 30, 1998
South Daytona, FL      2,500     26,000  Primary Care Center    November 30, 1996
Melbourne, FL          1,600     14,000  Executive Office       October 31, 1996
Melbourne, FL          2,900     50,000  Primary Care Center    July 31, 1997
Longwood, FL           4,400     52,000  Executive Office       July 19, 1999
Palm Bay, FL           2,800     40,000  Primary Care Center    January 31, 1997
Merritt Island, FL     2,680     27,000  Primary Care Center    October 31, 1996
Satellite Beach, FL    2,580     45,000  Primary Care Center    October 31, 1996
Titusville, FL         3,200     58,000  Primary Care Center    October 31, 1996

          Although the Company believes that such centers are adequate for its existing operations, the Company regularly evaluates the adequacy of each primary care center. Each lease which expires in fiscal 1997 contains a renewal provision giving the Company the option to renew the subject lease. The Company expects to renew, or find other suitable locations for, all leases which will expire during fiscal 1997.

Item 3.  Legal Proceedings.

     There are no pending material legal proceedings to which the Company is a party or to which any of its properties is subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the Company's shareholders for approval during the fourth quarter of the fiscal year covered by this report.



                                    Part II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

Market Information.
-------------------

          The company's Common Stock is traded on the NASDAQ Small-Cap Market under the symbol "SUNS". Quarterly information on the high and low closing bid prices for the Company's Common Stock is not available since the Company has been listed on the NASDAQ Small-Cap Market only since mid-May, 1996. However, following are the high and low closing bid prices as provided by NASDAQ for the period May 15, 1996 to July 31, 1996.

Period                                   High                Low
------                                   ----                ---
May 15, 1996 - July 31, 1996             8 1/2               4 3/8

          The quotations represent prices between dealers in securities, they do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

Holders.
--------

     The approximate number of holders of record of the Company's Common Stock at September 27, 1996 is 13. However, the Company estimates that there were 974 beneficial owners of the Company's Common Stock as of that date.

Dividends.
----------

     No cash dividends have been declared by the Company. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis of the Company's financial condition as of July 31, 1996 and the Company's results of operations for the years ended July 31, 1996 and 1995 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.


General Financial Information.

                                            FISCAL YEAR ENDED JULY 31,
                                            --------------------------
                                        1995                           1996
                                        ----                           ----
Patient service revenue           $5,127,572                     $5,080,850

Income (loss) from continuing
   operations                         55,431                      (222,468)

Income (loss) from continuing
   operations per common share       .05 (1)                      (.15) (2)

Total Assets                       1,280,702                      7,499,487

Long term obligations                 11,580                         16,540

     (1) Gives effect to the issuance by the Company of (i) 900,000 shares of Common Stock to National and (ii) the shares of Common Stock issuable upon the exercise of certain options, as if such issuances occurred as of the beginning of the periods presented.

     (2) Gives effect to weighted average Common Stock and weighted incremental shares relating to Common Stock equivalents (options granted and warrants exercised) at July 31, 1996. (See sections entitled "Employment Agreements" and "Stock Option Plan".)

     The Company recognizes fee-for-service revenues based on net realizable amounts due from patients and third-party payors at the time medical services are rendered. Capitation revenues from HMOs that contract with the Company are recognized on a monthly basis. Reimbursement under the Company's contract with HCFA are based on costs incurred in connection with medical services provided and are subject to audit and retrospective adjustment.

Results of Operations.
---------------------

Year ended July 31, 1996 ("fiscal 1996") compared to year ended July 31, 1995 ("fiscal 1995").

     For the year ended July 31, 1996, the Company incurred a loss of $(222,468), primarily as a result of a non-cash charge of approximately $211,000 relating to compensation expense in connection with the issuance of options to certain officers, directors and a consultant to the Company to purchase an aggregate of 325,000 shares of Common Stock. An additional $195,000 in compensation expense relating to these options will be incurred over the next three (3) years and will affect operating results accordingly.

     Net income decreased by $278,000 to $(222,000) in fiscal 1996 from $56,000 in fiscal 1995. This decrease resulted from (i) a $211,000 non-cash charge representing amortization of stock options; (ii) decrease of approximately $47,000 in patient service revenues; (iii) a net increase in operating expenses of approximately $84,000; (iv) increased interest income of $50,000; and (v) a decrease in income tax provision of $14,000.

     Patient service revenue decreased by approximately $47,000, to $5,081,000 in fiscal 1996 from $5,128,000 in fiscal 1995. This decrease is primarily a result of two factors. First, the company had a decrease in fee-for-service revenue. Management believes that this decrease in revenue is a trend reflective of the shift within the healthcare industry from fee-for-service based business toward managed care. Second, the decline in revenue is also attributable to the closing of a non-profitable medical center in the first quarter of fiscal 1996.

     Costs of revenue decreased by $136,000 to $3,371,000 in fiscal 1996 from $3,507,000 in fiscal 1995. Costs of revenue as percentage of total income decreased to 66% in fiscal 1996 compared to 68% in fiscal 1995. The decrease in the expense level is due to management's efforts at improved cost control and expense reduction, combined with closing of a non-profitable medical center in the first quarter of fiscal 1996.

     General and administrative expenses of $1,705,000 in fiscal 1996, increased by $233,000 or 7% during fiscal 1996, over $1,472,000 of such expenses in fiscal 1995. The increase represents: (i) an increase in bad debt expense of $93,000 caused by an increased provision for doubtful accounts and additional write-offs to collection (which increased expenses for bad debts are estimated by management to be non-recurring); (ii) settlement of litigation, with a net charge to the Company of $66,000; (iii) additional salaries of $129,000 related to executive officers and other significant employees which are ongoing and were incurred primarily in connection with start-up and development of the proposed HMO entity. These increases in general and administrative expenses were partially offset by a net decrease of $55,000 in other administrative expenses resulting from an office closing and other reductions to expense.

Liquidity.
----------

     At July 31, 1996, the Company had working capital of $5,898,000 as compared to working capital of $285,000 at July 31, 1995. The Company has historically financed its working capital requirements through cash flow from operating activities. The substantial increase in working capital at July 31, 1996 is attributable primarily to proceeds received from a public offering of the Company's Common Stock in May, 1996.

     Net cash provided by operating activities was $300,000 for fiscal 1996, as compared to net cash provided by operating activities of $39,000 for fiscal 1995. This increase in cash provided by operating activities was primarily attributable to a net increase in accounts payable and accrued expenses.

     Net cash used in investing activities for fiscal 1996 was approximately $285,000, primarily reflecting a purchase of a $250,000 Certificate of Deposit to satisfy the Florida Department of Insurance net worth requirement for the Company's Prepaid Health Clinic license, compared to $47,000 in fiscal 1995, reflecting the Company's purchase of property and equipment during fiscal 1995.

     Net cash provided by financing activities for fiscal 1996 was $5,762,000 as compared to net cash used in financing activities of $324,000 for fiscal 1995. Cash provided by financing activities primarily represents proceeds received from the public offering of the Company's Common Stock on May 15, 1996. Cash used in financing activities during fiscal 1995 primarily reflects distributions to National.

     Humana Health Care Plans, a health maintenance organization with which the Company has a capitated service agreement, has announced its intention to terminate its operation in Brevard County effective January 1, 1997. Management estimates that capitation revenue will decrease by approximately $170,000 in fiscal 1997 from fiscal 1996 as a result of a net loss of capitated members.

     During the next fiscal year, the Company's liquidity will be affected by the proposed HMO establishment and operation. As an HMO, SunStar Health Plan, Inc. will initially be required to maintain $1,500,000 in minimum capital surplus pursuant to Section 641 of the Florida Insurance Code. At September 13, 1996, SunStar Health Plan, Inc.'s audited financial statements (which were prepared as part of its pending application for an HMO Certificate of Authority in the State of Florida) reflect an actual surplus of $2,684,000 which is currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

     HMO development costs will be incurred by SunStar Health Plan, Inc. in fiscal 1997 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employees' salaries and expenses). Additionally, SunStar Healthcare, Inc. will incur expenditures to develop and/or acquire up to five additional primary care centers outside of Brevard County and to relocate the Company's existing medical centers to larger facilities.

     Although the Company is unable to predict with any degree of certainty the effect on the Company of its proposed shift of business focus (e.g., from the provision of primary care services under provider agreements to the establishment of commercial HMO operations in Brevard County, Florida), it is possible that the Company's proposed HMO operations could result in increased competition with HMOs operating in the State of Florida. As a result of such competition, it is possible that certain HMOs may terminate provider agreements with the Company, which could result in a significant decline in revenues. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to relocate, develop and/or acquire primary care centers and physician practices and pay salaries for additional personnel. The Company anticipates that it will make capital expenditures associated with, among other things, leasehold improvements and office equipment (including telephone and management information systems and software). The Company expects to pay salaries for additional financial, marketing and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

     The Company conducted an initial public offering in May, 1996 to provide funds for its expansion plans, and it is anticipated that the net proceeds from such offering, approximating $6,000,000, will be used to implement such expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the timetable for, its proposed expansion), that such offering proceeds, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements through the end of its current fiscal year. There can be no assurance that the offering proceeds will be sufficient to permit the Company to meet its objective of providing low-cost managed healthcare products to individuals and employers and to otherwise determine the viability and potential of proposed HMO operations. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the public offering prove to be insufficient (due to unanticipated expenses, difficulties, problems or otherwise), the Company may be required to seek additional financing. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company.

Item 7.  Financial Statements.

     Filed as part of this report are audited financial statements for the years ended July 31, 1995 and 1996, commencing at Page F-2.

Item 8.  Changes in Accountants.

     Richard A. Eisner & Company, LLP, was previously the principal accountant
for the Company.   On August 27, 1996, that firm's appointment as principal
accountant was terminated and KPMG Peat Marwick, LLP, was engaged as principal accountant. The decision to change accountants was approved by the Board of Directors.

     In connection with the audits of the two fiscal years ended July 31, 1994 and July 31, 1995, and the subsequent interim period through August 27, 1996, there were no disagreements with Richard A. Eisner & Company, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.

     The audit report of Richard A. Eisner & Company, LLP, on the consolidated financial statements of the Company and subsidiaries as of and for the years ended July 31, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.


                                    Part III

Item 9.  Directors, Executive Officers and Significant Employees.

     The directors, executive officers and significant employees of the Company are as follows:

           NAME              AGE                     POSITION
           ----              ---                     --------
Warren D. Stowell             44  President, Chief Exec. Officer & Chairman of
                                  Board of
                                  Directors
David Jesse                   47  Exec. Vice President, Chief Operating Officer
                                  & Director
Michael Landau                38  Vice President of Operations
Lisa Tomei                    35  Controller and Chief Accounting Officer
Frederick H. Fialkow          65  Director
Steven Fialkow                37  Director
Bernard Levine, M.D.          67  Director
Dean L. Sloane                50  Director
Richard Seidelman, M.D.       38  Director

          Warren D. Stowell has been President and Chief Executive Officer of the Company since December 1995, Chairman of the Board of Directors of the Company since March 1996, and President and Chief Executive Officer of each of Brevard and First Health since November 1, 1995. From July 1993 through November 1995, Mr. Stowell served as Chief Operating Officer, Insurance Division, for Ramsay HMO, Inc., an HMO operating in the State of Florida. From June 1991 until July 1993, Mr. Stowell was President and Chief Executive Officer of Care Florida, Inc. From May 1988 to May 1991, Mr. Stowell served as President and Chief Executive Officer of H.I.P. Network of Florida.

          David Jesse has been Executive Vice President, Chief Operating Officer and a director of the Company since January 1996. Prior to his association with the Company, Mr. Jesse had been a principal of Masters & Jesse Co., LPA, a legal professional association, commencing March 1, 1993. From May 1992 to February 1993, he was Vice President and General Counsel of Care Florida, Inc., a health maintenance organization based in Miami, Florida. From 1988 to 1992, Mr. Jesse was an associate with the law firm of Climaco, Climaco, Seminiatore, Lefkowitz & Garofoli in its health care law department. Prior thereto, from 1984 to 1987, Mr. Jesse was the Vice President and General Counsel of HealthAmerica Corporation of Ohio, a health maintenance organization based in Cleveland, Ohio.

          Michael Landau has been Vice President of Operations of the Company since December 1995. Mr. Landau has been employed by Brevard since January 1988 and has served as Vice President of Operations of Brevard since January 1989 and as Vice President of Operations of First Health since May 1994. Mr. Landau is the stepson of Frederick H. Fialkow.

          Lisa Tomei has been employed as Controller and Chief Accounting Officer of the Company since June 1996. From October 1995 to February 1996, Ms. Tomei was employed by United Healthcare Corporation as Assistant Treasurer for the MetraHealth Care Networks. From May 1990 to September 1995, Ms. Tomei was Accounting Manager for MetLife Healthcare Networks employed by MetraHealth and Metropolitan Life Insurance Companies. From 1986 to 1990, Ms. Tomei was employed by Deloitte and Touche, LLP, as Senior Accountant. Ms. Tomei is a Certified Public Accountant.

          Frederick H. Fialkow has been a director of the Company since December 1995. Mr. Fialkow has been Chairman of the Board, President and Chief Executive Officer of National since February 1988. Mr. Fialkow is the father of Steven Fialkow and the stepfather of Michael Landau.

          Steven Fialkow has been a director of the Company since December 1995. Mr. Fialkow has served as Secretary of National since September 1995, as Executive Vice President of New England Home Care, Inc. since August 1995 and as a director of National since December 1991. Prior thereto he served as Executive Vice President of Health Acquisition Corp. from May 1994 to August 1995. He has served as President of National HMO (New York), Inc. from April 1989 to April 1994 and Vice President of National HMO (New York) Inc. from August 1984 to March 1989. Steven Fialkow is a certified public accountant. He is the son of Frederick H. Fialkow.

          Bernard Levine, M.D. has been a director of the Company since December 1995. Dr. Levine is a private investor, primarily in the healthcare industry. Since 1962, he has been a Professor of Internal Medicine at New York University School of Medicine with a sub-specialty in allergy and immunology. Dr. Levine also serves as a director of National and Cypros Pharmaceutical Corp.

          Dean L. Sloane has been a director of the Company since February 1996. Mr. Sloane has served as Chairman of the Board, President, Chief Executive Officer and a director of Community Medical Transport, Inc. since December 1988. From 1973 to 1988, Mr. Sloane served as Chief Executive Officer of Prime Medical Services Inc. (formerly known as C.P. Rehab. Corp.), a public specialty medical management service company. Mr. Sloane co-founded and served as Chairman of the Board of National from 1983 to 1986. Mr. Sloane also served as a director of EPIC Health Group, Inc., a public mail order pharmaceutical company, from 1984 to 1986.

          Richard Seidelman, M.D. has been a director of the Company since February 1996. Since June 1989, Dr. Seidelman has been a pulmonary care physician in private practice in South Florida. Dr. Seidelman is a graduate of the University of Pennsylvania and received his M.D. degree from Hahnemann University. He completed his residency in internal medicine at Georgetown University/VA Medical Center and his fellowship in pulmonary medicine at George Washington University.

          All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their death, resignation or removal from office.

          The Company obtained "key-man" insurance covering the life of Warren
D. Stowell in the amount of $1,000,000 prior to the consummation of the Company's initial public offering. The Company is the sole beneficiary under this policy. The Company also has obtained directors and officers liability insurance in the amount of $2,000,000.


Compliance with Section 16(a) of the Securities Exchange Act of 1934.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten
(10) percent of the Company's Common Stock, to file with the SEC and NASDAQ initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Such persons are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the initial reports of beneficial ownership for National and Messrs. Jesse, Stowell, Seidelman, Sloane, Levine, F. Fialkow and S. Fialkow were inadvertently filed late.

Item 10.  Executive Compensation.

Compensation Summary.

          No executive officer of the Company received compensation in excess of $100,000 during fiscal 1995 or 1996 in connection with services rendered to or on behalf of the Company. Except as set forth in the table below, no bonuses or other compensation was paid during the fiscal year ended July 31, 1996. The summary compensation for the Company's Chief Executive Officers is as follows:

                           SUMMARY COMPENSATION TABLE

                                  Annual Comp.                       Long Term Comp.
                                  ------------                       ---------------

                          Fiscal                            Restricted
                           Year                     Other     Stock                    LTIP
                           Ended                    Annual    Awards    Options/      Payouts
Name and Position          07/31  Salary   Bonus    Comp.       ($)      SARs (#)       ($)
-----------------          -----  ------   -----    -----       ---      --------       ---
Warren D. Stowell           1996  $95,193   $---    $---       $---       250,000(3)   $---
    President, CEO (1)      1995     ---     ---     ---        ---          ---        ---
                            1994     ---     ---     ---        ---          ---        ---

Gerald Kline                1996  $49,140   $---    $---       $---         $---       $---
    President, CEO (2)      1995   98,280    ---     ---        ---          ---        ---
                            1994   93,600    ---     ---        ---          ---        ---

     (1) Mr. Stowell is President and CEO of SunStar Healthcare, Inc., and its subsidiaries, Brevard Medical Centers, Inc., First Health, Inc., and SunStar Health Plan, Inc., effective November 1, 1996.

     (2) Mr. Kline received such compensation as the President and CEO of Brevard and First Health. He resigned from those offices in October 1995.

     (3) Granted pursuant to Mr. Stowell's employment agreement. One-fourth of the options are exercisable immediately, and shall be exercisable as to one-fourth of the remaining shares thereby on each of three (3) successive anniversaries of the date of grant, subject to Mr. Stowell's employment by the Company. (See section entitled "Employment Agreement".)

Stock Options.

     The following table sets forth information concerning options granted during the fiscal year ended July 31, 1996 to those persons named in the preceding Summary Compensation Table:

                       OPTION GRANTS IN LAST FISCAL YEAR

                         Numbers of          % of Total
                         Securities       Options Granted
                         Underlying       to Employees in   Exercise Price    Expiration
Name                   Options Granted      Fiscal Year      ($ per share)       Date
----                   ---------------      -----------      -------------       ----
Warren D. Stowell       250,000(1)(3)          71.43%             $.25          none(2)

     (1) This represents a non-qualified stock option granted exclusive of the Company's 1996 Stock Option Plan.

     (2)  Subject to conditions of employment with the Company.

     (3) Granted pursuant to Mr. Stowell's employment agreement. One-fourth of the options are exercisable immediately, and shall be exercisable as to one-fourth of the remaining shares thereby on each of three (3) successive anniversaries of the date of grant, subject to Mr. Stowell's employment by the Company. (See section entitled "Employment Agreement".)



     The following table sets forth information concerning the value of unexercised stock options at July 31, 1996 for those persons named in the Summary Compensation Table:

                   AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                         Number of Securities         Value of Unexercised
                        Underlying Unexercised        In-The-Money Options
                      Options at Fiscal Year End       at Fiscal Year End
Name                  Exercisable/Unexercisable     Exercisable/Unexercisable
----                  -------------------------     -------------------------
Warren D. Stowell          62,500/187,500               $278,320/$834,961


Director Compensation.

          Directors who are employees of the Company do not receive compensation for serving as directors. Each director who is not an employee of the Company will receive a fee of $2,500 for attendance at each Board of Directors meeting. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors and for other expenses incurred in their capacity as directors of the Company.

     In accordance with the Company's 1996 Stock Option Plan, each non-employee director of the Company has been granted nonqualified stock options to purchase 7,500 shares of Common Stock exercisable at a price equal to the fair market value of the Common Stock on the date of grant. (See "Stock Option Plan.")


Employment Agreements.

     The Company entered into an employment agreement, effective as of May 15, 1996, with Warren D. Stowell pursuant to which he is employed full-time as the Company's President and Chief Executive Officer. The agreement expires on the second anniversary of the date of May 15, 1996, provided that the agreement may be renewed for successive one (1) year periods unless, thirty (30) days prior to the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement also provides that for so long as Mr. Stowell remains employed by the Company, he shall serve as a member of the Company's Board of Directors and shall have the right to designate one (1) additional member to the Board of Directors. David Jesse is Mr. Stowell's current designee. The agreement provides for an annual salary of $125,000, payable commencing May 15, 1996, increasing to $150,000 per annum on May 15, 1997. Mr. Stowell's employment agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six (6) months following termination of employment.

     In addition, the Company granted to Mr. Stowell options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price equal to $.25 per share. The options are currently exercisable as to one-fourth of the shares covered thereby and shall be exercisable as to an additional one-fourth of the shares covered thereby on each of the first, second and third anniversaries of January 28, 1996, provided that Mr. Stowell is employed by the Company on such dates. Commencing two (2) years after May 15, 1996, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of Common Stock issuable to Mr. Stowell pursuant to the exercise of such options. No options have been exercised as of July 31, 1996.

     The Company entered into an employment agreement, effective as of May 15, 1996, with David Jesse pursuant to which he is employed full-time as the Company's Executive Vice President and Chief Operating Officer. The agreement expires on May 15, 1998, provided that the agreement may be renewed for successive one (1) year periods unless, at least thirty (30) days prior to the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement provides for an annual salary of $100,000, payable commencing on May 15, 1996, increasing to $135,000 per annum on May 15, 1997. Mr. Jesse's employment agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six (6) months following termination of employment.

     In addition, the Company granted to Mr. Jesse options to purchase an aggregate of 75,000 shares of Common Stock. Options to purchase 25,000 shares of Common Stock, at an exercise price of $.25 per share are currently exercisable. The remaining 50,000 options, which have been granted pursuant to the Company's 1996 Stock Option Plan and which have an exercise price per share equal to the initial public offering price, shall be exercisable as to one-fourth of the shares covered thereby on each of the first four (4) anniversaries of the date May 15, 1996, provided that Mr. Jesse is employed by the Company on such dates. Commencing two (2) years after May 15, 1996, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of Common Stock issuable to Mr. Jesse pursuant to the exercise of such options. No options have been exercised as of July 31, 1996.

     The Company entered into an employment agreement, effective as of May 15, 1996, with Michael Landau pursuant to which he is employed full-time as the Company's Vice President of Operations. The agreement expires on the first anniversary of May 15, 1996, provided that the agreement may be renewed for successive one (1) year periods unless, within thirty (30) days of the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement provides for an annual salary of $75,000, payable commencing on May 15, 1996. Mr. Landau's employment agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six (6) months following termination of employment.

     In addition, the Company granted to Mr. Landau options to purchase an aggregate of 25,000 shares of Common Stock. The options, which were granted pursuant to the Company's 1996 Stock Option Plan and which have an exercise price of $5.00 per share are exercisable as to one-fourth of the shares covered thereby on each of the first four (4) anniversaries of May 15, 1996, provided that Mr. Landau is employed by the Company on such dates. No options have been exercised as of July 31, 1996.


Stock Option Plan.

     In February 1996, the Board of Directors of the Company adopted, and National (the Company's sole stockholder at that time) approved, the Company's 1996 Stock Option Plan (the "Option Plan") pursuant to which 200,000 shares of Common Stock currently are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or
(ii) nonqualified options. ISOs may be granted under the Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The Option Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is administered by a committee of the Board of Directors, provided that the full Board of Directors currently is administering the Option Plan. The Board of Directors or the committee, as the case may be, within the limitations of the Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Option Plan will expire on February 13, 2006.

     ISOs granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000 and options to purchase no more than 50,000 shares may be granted under the Option Plan to any single optionee in any calendar year. Non-qualified options granted under the Option Plan may not be granted at a price less than 90% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan will expire not more than ten (10) years from the date of grant (five [5] years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Option Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate ninety
(90) days following termination of employment.

     The Option Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to options which expire without being exercised or which are canceled as a result of cessation of employment are available for further grants. No shares of Common Stock may be issued to any optionee until the full exercise price has been paid. The Board of Directors or the committee, as the case may be, may grant individual options under the Option Plan with more stringent provisions than those specified in the Option Plan.

     The Option Plan provides that each non-employee director automatically receives, upon first becoming a non-employee director, a grant of an option to purchase 7,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock. Each non-employee director option expires five (5) years from the date of grant.

     The Company has granted options to purchase an aggregate of 75,000 shares under the Option Plan, exclusive of non-employee director options to purchase an additional 37,500 shares granted as of May 15, 1996, none of which options has been exercised.

     The Company has agreed that for a period of one (1) year from May 15, 1996, the Company will not grant any options under the Option Plan without the prior written consent of the Underwriter, which consent shall not be unreasonably withheld.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of September 30, 1996, regarding beneficial ownership of the Company's Common Stock by: (i) each director and executive officer of the Company, (ii) all directors and executive officers as a group, and (iii) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to Common Stock beneficially owned.

                                                                 Percentage of
                                         Amount and Nature of     Outstanding
Name of Beneficial Owners                Beneficial Ownership     Shares Owned
-------------------------                --------------------     ------------
National Home Health Care Corp                       900,000              37.6%
  700 White Plains Rd.,
  Scarsdale, NY 10583
Bernard Levine, M.D.(1)                              188,600(3)            7.9%
Frederick H. Fialkow(1)                               42,500(4)            1.8%
Warren D. Stowell(1)                                  62,500(2)            2.6%
David Jesse(1)                                        25,000(2)            1.0%
Dean Sloane(1)                                        27,500(4)            1.1%
Steven Fialkow(1)                                      7,500(2)              *
Richard Seidelman, M.D.(1)                            12,500(5)              *

All directors and executive officers
   as a group (7 persons)                        366,100(2)-(5)           15.3%

Underwriters                                         130,000(6)            5.4%

     *   Less than 1%

     (1) Other than National, the address of each of these persons is care of the Company, 521 East State Road 434, Longwood, Florida 32750.

     (2) Consists of shares issuable under immediately-exercisable stock options.

     (3) Includes 7,500 shares of Common Stock issuable pursuant to immediately exercisable stock options.

     (4) Includes 7,500 shares of Common Stock issuable pursuant to immediately exercisable stock options.

     (5) Includes 7,500 shares of Common Stock issuable pursuant to immediately exercisable stock options.

     (6) Represents Common Stock issuable pursuant to currently exercisable warrants.


Item 12.  Certain Relationships and Related Transactions.

  On January 29, 1996, National made a capital contribution to the Company of all of its shares of capital stock of Brevard and First Health, constituting all of the issued and outstanding capital stock of each of Brevard and First Health.

  Upon consummation of the initial public offering on May 15, 1996, National continued to own 37.6% of the outstanding Common Stock of the Company. Certain directors of the Company are also officers, directors and/or principal stockholders of National and, consequently, may be able, through National, to direct the election of the Company's directors, effect significant corporate events and generally direct the affairs of the Company. The Company does not intend to enter into any transactions with National or its affiliates in the future unless such transaction is fair and reasonable to the Company and is approved by a majority of the independent and disinterested members of the Board of Directors and, to the extent deemed necessary or appropriate by the Board of Directors, the Company will obtain a fairness opinion and stockholder approval in connection with any such transaction.

     The Company has granted to Warren D. Stowell (the President, Chief Executive Officer and a director of the Company) and David Jesse (the Executive Vice President, Chief Operating Officer and a director of the Company) options to purchase 250,000 and 25,000 shares, respectively, of Common Stock at an exercise price per share of $.25 in connection with their respective employment by the Company. Mr. Stowell's options are currently exercisable as to one-fourth of the shares covered thereby and shall be exercisable as to one-fourth of the shares covered thereby on each of the first, second and third anniversaries of January 28, 1996, provided that Mr. Stowell is employed by the Company on such dates. Mr. Jesse's options are currently exercisable. Commencing two years after May 15, 1996, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of Common Stock issuable to Mr. Stowell and Mr. Jesse pursuant to exercise of such options.

     The Company has agreed to use its best efforts to include 83,000 shares of Common Stock held by National in a registration statement to be filed under the Securities Act two years after May 15, 1996.


Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Filed as part of this 10-K annual report are audited financial statements for the years ended July 31, 1995 and 1996.

     On August 27, 1996, the Company filed a Form 8-K to report the Company's termination of Richard A. Eisner and Company, LLP, as principal accountant and the concurrent engagement of KPMG Peat Marwick, LLP, as principal accountant.

     Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit   Exhibit Description
-------   -------------------

  3.1     Certificate of Incorporation*

  3.2     By-Laws*

  4.1     Specimen Certificate of the Company's Common Stock**

  4.2 Form of Warrant Agreement (including Form of Underwriter's common Stock Purchase Warrant*

  4.3     1996 Stock Option Plan*

  4.4     Form of 1996 Stock Option Contract**

  10.1    Form of Agreement with Humana Health Care Plans*

  10.2    Form of Agreement with CAC/United Healthcare Plans of Florida, Inc.*

  10.3    Form of Agreement with Blue Cross Blue Shield of Florida*

  10.4 Agreement for Health Care Prepayment Plan, dated September 30, 1992, between the Health Care Financing Administration and Boro Medical Corporation*

  10.5 Certificate from State of Florida, Agency for Health Care Administra-tion certifying Boro Medical Corporation a Healthcare Provider*

  10.6 Form of Employment Agreement, dated as of November 1, 1995, between the Company and Warren D. Stowell*

  10.7 Form of Employment Agreement, dated as of January 10, 1996, between the Company and David Jesse*

  10.8 Form of Employment Agreement, dated as of January 10, 1996, between the Company and Michael Landau *

  10.9 Form of First Amendment to Employment Agreement, dated as of April 17, 1996 between the Company and Warren D. Stowell**

Exhibit   Exhibit Description
-------   -------------------

  10.10 Form of First Amendment to Employment Agreement, dated as of April 17, 1996 between the Company and David Jesse**

  10.11   Lease, dated June 27, 1996, between the Company and Ronald
          D. Nutt***

  11. Statement of Per Share Earnings (included in Consolidated Financial Statements attached to this report)

  16.1    Letter on Change in Certifying Accountant***

  21.1    List of Subsidiaries*


-----------

*   Filed as same exhibit reference to

Form SB-2 Registration Statement, filed on February 26, 1996, File No. 333-1650

** Filed as same exhibit reference to Amendment No. 2 to Form SB-2 Registration Statement, filed on May 9, 1996, File No. 333-1650.

***  Filed herewith.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                             July 31, 1995 and 1996


                  (With Independent Auditors' Report Thereon)

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                             July 31, 1995 and 1996



                               Table of Contents
                               -----------------



Independent Auditors' Report
                                                                          Page
                                                                          ----

Consolidated Balance Sheet at July 31, 1996                                  2

Consolidated Statements of Operations for the years ended July 31,
 1995 and 1996                                                               3

Consolidated Statement of Changes in Shareholders' Equity for the
 cumulative period from August 1, 1994 to July 31, 1996                      4

Consolidated Statements of Cash Flows for the years ended July 31,
 1995 and 1996                                                               5

Notes to Consolidated Financial Statements                                6 - 20

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
SunStar Healthcare, Inc.:

We have audited the accompanying consolidated balance sheet of SunStar Healthcare, Inc. (the Company) as of July 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of SunStar Healthcare, Inc. for the year ended July 31, 1995, were audited by other auditors whose report thereon dated October 6, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunStar Healthcare, Inc. as of July 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                    /s/ KPMG Peat Marwick LLP


Jacksonville, Florida
September 20, 1996

                        Report of Independent Auditors



Board of Directors
SunStar Healthcare, Inc.


     We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of SunStar Healthcare, Inc. and subsidiaries for the year ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and cash flows of SunStar Healthcare, Inc. and subsidiaries for the year ended July 31, 1995 in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP


New York New York
October 6, 1995

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 July 31, 1996


        Assets
        ------
Current assets:
  Cash and cash equivalents                                       $  5,993,609
  Patients accounts receivable, less allowance for doubtful
     accounts of approximately $110,000                                181,556
  Due from Medicare                                                     38,448
  Prepaid expenses and other assets                                    150,949
  Deferred taxes (note 6)                                               38,700
                                                                     ---------
               Total current assets                                  6,403,262

Furniture, equipment and leasehold improvements, net (note 3)          229,403
Goodwill, net (note 4)                                                 387,562
Restricted cash (note 9(c))                                            280,000
Deposits and other assets                                              175,360
Deferred taxes (note 6)                                                 23,900
                                                                     ---------
            Total                                                 $  7,499,487
                                                                     =========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                315,894
  Unearned premium - Medicare                                          159,521
  Capital lease obligations, current (note 5)                           16,144
  Income taxes payable (note 6)                                         13,639
                                                                     ---------
       Total current liabilities                                       505,198

Capital lease obligations, noncurrent (note 5)                          16,540
                                                                     ---------
          Total liabilities                                            521,738
                                                                     ---------

Shareholders' equity (note 1(a), 7 and 9):
  Shareholder's net investment                                               -
  Preferred stock, par value $.001 per share, 1,000,000 shares
     authorized, no shares outstanding                                       -
  Common stock, par value $.001 per share, 10,000,000 shares
     authorized, 2,395,000 shares issued and outstanding                 2,395
  Additional paid-in capital                                         7,193,852
  Unearned compensation from stock options                            (195,313)
  Retained earnings (deficit)                                          (23,185)
                                                                     ---------
          Total shareholders' equity                                 6,977,749
                                                                     ---------

Commitments and contingencies (note 9)

          Total liabilities and shareholders' equity              $  7,499,487
                                                                     =========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   For the years ended July 31, 1995 and 1996




                                                 1995             1996
                                                 ----             ----

Patient service revenue                    $    5,127,572        5,080,850
                                             ------------     ------------

Cost and expenses:
  Cost of patient related services              3,506,847        3,371,131
  General and administrative                    1,472,116        1,704,748
  Compensation expense (note 9(b))                 -               210,937
  Amortization of intangibles                      56,499           42,333
                                             ------------     ------------
       Total operating expenses                 5,035,462        5,329,149
                                             ------------     ------------

Income (loss) from operations                      92,110         (248,299)
Interest income                                     5,921           54,431
                                             ------------     ------------

Income (loss) before income taxes                  98,031         (193,868)
Provision for income taxes (note 6)                42,600           28,600
                                             ------------     ------------

       Net income (loss)                   $       55,431         (222,468)
                                             ============     ============

Net income (loss) per share (note 1(d))              $.05            $(.15)

Weighted average shares
outstanding (note 1(d))                         1,208,750        1,531,893






See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Shareholders' Equity

                   For the years ended July 31, 1995 and 1996




                                                                         Unearned
                                                                       Compensation
                                     Shareholders'                         From       Additional
                                         Net        Common                 Stock       Paid-in    Retained
                                      Investment    Stock    Capital      Options     Earnings     Total
                                    --------------  ------  ---------  -------------  ---------  ----------

Balance, July 31, 1994           $      1,187,994      -        -             -          -       1,187,994

Net income                                 55,431      -        -             -          -          55,431
Net equity transactions with
  National Home Health
  Care Corp. (note 7)                    (206,479)     -        -             -          -        (206,479)
                                    -------------   ------  ---------  ------------    -------   ---------
Balance, July 31, 1995                  1,036,946      -        -             -          -       1,036,946

Net loss                                 (199,283)     -        -             -       (23,185)    (222,468)
Net equity transactions with
  National Home Health
  Care Corp. (note 7)                    (131,163)     -        -             -          -        (131,163)
Conversion of National Home
  Health Care Corp. net
  investment to
  common stock (note 1(b))               (706,500)     900    705,600         -          -           -
Issuance of stock (note 1(a))               -        1,495  6,082,002         -          -       6,083,497
Compensatory stock options
  granted (note 9(b))                      -          -      406,250      (406,250)     -           -
Amortization of compensatory
  stock options (note 9(b))                -          -         -          210,937      -         210,937
                                    -------------   ------  ---------  ------------    -------   ---------
Balance, July 31, 1996           $          -        2,395  7,193,852      (195,313)   (23,185)  6,977,749
                                    =============   ======  =========  ============    =======   =========


See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   For the years ended July 31, 1995 and 1996

                                                            1995        1996
                                                            ----        ----

Cash flows from operating activities:
  Net income (loss)                                   $     55,431    (222,468)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                         144,231     132,592
     Provision for doubtful accounts                       132,000     225,000
     Deferred taxes                                        (30,400)    (27,700)
     Noncash compensation                                        -     210,937
     Operating expenses and income taxes
      funded by National Home Health Care, Corp.            98,000     165,068
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable         (151,552)   (196,832)
       Decrease (increase) in prepaid expenses
         and other assets                                    2,162    (226,647)
       (Increase) in due from Medicare                           -     (38,448)
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities           (210,496)    119,215
       Increase in unearned premium - Medicare                   -     159,521
                                                         ---------   ---------
          Net cash provided by operating activities         39,376     300,238
                                                         ---------   ---------

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold
   improvements                                            (47,388)    (35,377)
  Purchase of certificate of deposit, restricted                 -    (250,000)
                                                         ---------   ---------
       Net cash used in investing activities               (47,388)   (285,377)
                                                         ---------   ---------

Cash flows from financing activities:
  Principal payments under capital lease obligations       (19,762)    (24,958)
  Initial public offering                                    -       6,083,497
  Shareholder distributions                               (304,479)   (296,231)
                                                         ---------   ---------
       Net cash (used in) provided by financing
        activities                                        (324,241)  5,762,308
                                                         ---------   ---------

       Net increase (decrease) in cash and cash
        equivalents                                       (332,253)  5,777,169

Cash and cash equivalents, beginning of period             548,693     216,440
                                                         ---------   ---------

Cash and cash equivalents, end of period              $    216,440   5,993,609
                                                         =========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest              $      7,629       5,168
                                                         =========   =========

Noncash investing and financing activities (notes 1(a), 5, 7 and 9)



See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1995 and 1996



(1) Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Organization
        ------------

        SunStar Healthcare, Inc. (SunStar or the Company) was incorporated in December 1995 and issued 875,000 shares (prior to a stock split discussed below) of common stock. In January 1996, National Home Health Care Corp. (NHHC), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly owned subsidiaries, First Health, Inc. (First Health) and Brevard Medical Center, Inc. (Brevard), which included 100% of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc.
        (SHP) (formerly known as Boro Medical Corp.). The Company, First Health, Brevard and SHP collectively are referred to herein as SunStar. SunStar provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida.

        SunStar is authorized to issue 10,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors. In April 1996, the Board of Directors approved a
        1.02857 for one stock split. As a result of the stock split, NHHC holds 900,000 shares of the Company's common stock representing a 37.6% interest. All share amounts have been retroactively adjusted for all periods presented.

        On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. As of July 31, 1996, the Company had issued 2,395,000 shares of common stock.

    (b) Basis of Presentation
        ---------------------

        The formation of the Company has been accounted for as a reorganization. Accordingly, the financial statements have been prepared using NHHC's historical basis in the assets and liabilities of First Health and Brevard (the Predecessor), including goodwill and other intangibles recognized by NHHC in the acquisition of certain companies. All significant intercompany accounts have been eliminated.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

    (b) Basis of Presentation, continued
        --------------------------------

        The financial statements reflect the results of operations, financial condition and cash flows of the Company, from the date of its formation, and the Predecessor, as a component of NHHC, and may not be indicative of actual results of operations and financial position of the Company under other ownership. The statements of operations include, in management's opinion, a reasonable allocation of administrative costs incurred by NHHC which benefit SunStar of $25,000 in 1995 and $18,750 in the year ended July 31, 1996. Such allocation is based on the value of time devoted by NHHC employees.

        Shareholder's net investment represents NHHC's contribution of its net investment after giving effect to net income (loss) of SunStar, net equity transactions with NHHC (see note 7) and certain compensation charges (see note 9). Effective on May 15, 1996, the balance of this net investment was converted to common stock issued and additional paid-in capital (see note 1(a)). The Company separately presents retained earnings beginning on the effective date of the Offering. The consolidated financial statements include no provision for interest on capital of NHHC used by the Company.

    (c) Revenue Recognition
        -------------------

        The Company recognized fee-for-service revenues based on net realizable amounts due from patients and third-party payors at the time medical services are rendered. The Company recognizes capitated fee arrangements from Health Maintenance Organizations (HMOs) on a monthly basis for each participating enrollee, regardless of utilization; health care costs relating to capitation fee arrangements from HMOs are recognized as services are provided. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated settlement for open-year cost reports subject to audit.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

    (d) Per Share Data
        --------------

        The Company has reflected in its calculations of earnings per share for 1995 and 1996 the 900,000 shares issued by SunStar to NHHC and the common shares issuable upon the exercise of the options granted to two employees and a consultant (see note 9) as if such shares were considered to have been issued at the beginning of the respective period. The earnings per share are computed to give effect to stock options with exercise prices below the Offering price (see note 9) using the treasury stock method. In accordance with Securities and Exchange Commission rules, such effect is also included in a loss period where the impact of the incremental shares is antidilutive.

    (e) Cash and Cash Equivalents
        -------------------------

        Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

    (f) Furniture, Equipment and Leasehold Improvements
        -----------------------------------------------

        Furniture, equipment and leasehold improvements are stated at cost and depreciated over estimated useful lives of five to ten years on a straight-line basis.

    (g) Goodwill
        --------

        Goodwill is amortized over periods of 5 to 20 years on a straight-line basis. Goodwill is evaluated periodically, on a site-by-site basis, and adjusted, if necessary, if events and circumstances indicate that an other than temporary decline in value below the current unamortized historical cost has occurred. Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and projected undiscounted cash flows.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

    (h) Income Taxes
        ------------

        Prior to May 15, 1996, the Company's operations had been included in the consolidated income tax returns filed by NHHC. Accordingly, the provision for federal and state taxes and the related payments or refunds of tax were determined on a consolidated basis. Income tax expense in the accompanying financial statements had been estimated assuming the Company filed separate income tax returns. Related taxes payable for periods prior to May 15, 1996 are reflected as a contribution to capital by NHHC.

        SunStar will file separate tax returns to reflect results subsequent to May 15, 1996. Deferred taxes result primarily from the use of accelerated depreciation for tax purposes and from reserves for uncollectible accounts receivable.

    (i) Recently Issued Accounting Pronouncements
        -----------------------------------------

        In March 1995 and October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long Lived Assets and for the Long Lived Assets to be Disposed of," and Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," respectively. SFAS 121 is effective for the Company's fiscal year ended July 31, 1997 and SFAS 123 has various effective and transition dates. The Company believes adoption of SFAS 121 and SFAS 123 will not have a material impact on its financial statements. The Company expects to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method. The Company does not intend to early adopt SFAS 123.

    (j) Use of Estimates
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to goodwill, depreciable assets and valuation reserves for accounts receivable.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2) Acquisitions
    ------------

    In 1994, the Company purchased certain assets of two companies engaged in outpatient medical services in Volusia County, Florida for an aggregate purchase price of $147,000. The acquisition was accounted for as a purchase, and, accordingly, the results of operations of the acquired companies are included in the Company's statements of operations since the dates of acquisition. The purchase price was allocated as follows: $57,000 to furniture and equipment, $73,000 to goodwill and $17,000 to a covenant not to compete.


(3) Furniture, Equipment and Leasehold Improvements
    -----------------------------------------------

    Furniture, equipment and leasehold improvements at July 31, 1996 consist of the following:


         Furniture, equipment and fixtures    $   1,205,975
         Leasehold improvements                     269,760
                                                 ----------
                                                  1,475,735
         Less accumulated depreciation
           and amortization                      (1,246,332)
                                                 ----------

              Net property and equipment      $     229,403
                                                 ==========

    The net book value of furniture and equipment held under capital leases was approximately $52,000 at July 31, 1996. Depreciation expense includes depreciation on assets held under capital leases.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) Goodwill
    --------

    Goodwill at July 31, 1996 consists of the following:



         Balance, beginning of period  $    429,895
         Amortization                       (42,333)
                                          ---------
           Balance, end of period      $    387,562
                                          =========

(5) Capital Lease Obligations
    -------------------------

    At July 31, 1996, approximate future minimum lease payments under capitalized lease obligations were as follows:

            Year ended July 31                     Amount
            ------------------                     ------
            1997                                  $ 17,544
            1998                                     8,266
            1999                                     8,266
            2000                                     1,239
            2001                                       310
                                                   -------

               Total minimum lease payments         35,625
            Less amounts representing interest      (2,941)
            Less amounts due within one year       (16,144)
                                                   -------

            Amounts due after one year           $  16,540
                                                   =======

    During 1996, the Company acquired equipment under capital leases for $24,204.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6) Income Taxes
    ------------

    The provision for income taxes for the years ended July 31, 1995 and 1996 consists of:

                                        1995           1996
                                        ----           ----
         Current:
           Federal                 $   62,000         50,300
           State                       11,000          6,000
                                     --------       --------
                                       73,000         56,300
         Deferred tax benefit         (30,400)       (27,700)
                                     --------       --------
           Total                   $   42,600         28,600
                                     ========       ========

    Deferred tax assets at July 31, 1996 are as follows:


         Accounts receivable reserves           $  38,700
         Furniture, equipment and leasehold
           improvements                            10,700
         Goodwill and other intangible asset       13,200
                                                  -------
                                                $  62,600
                                                  =======

    The reconciliation of the statutory tax rate to the effective rate for the years ended July 31, 1995 and 1996 are as follows:

                                                     1995       1996
                                                     ----       ----
      Federal statutory rate                     $  33,000    (65,900)
      State taxes, net of federal tax benefit        7,000     (7,000)
      Compensation expense from stock options         -        79,800
      Other                                          2,600     21,700
                                                   -------   --------
                                                 $  42,600     28,600
                                                   =======   ========

    The difference between the tax provision provided for the year ended July 31, 1996 and that expected from applying the U.S. statutory rate to loss from operations before taxes is primarily attributable to the Company recording a compensation charge for stock options to key employees which are not currently deductible for income taxes. The realization of the tax benefit related to these options is dependent on future market conditions and has not been recorded.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7) Net Equity Transactions with NHHC
    ---------------------------------

                                              1995       1996
                                            ---------  ---------
         Corporate expense allocation    $    25,000     18,750
         Expenses paid by NHHC on
           behalf of the Company                -       115,626
         Income taxes                         73,000     30,692
         Shareholder distributions          (304,479)  (296,231)
                                            --------   --------
                                         $  (206,479)  (131,163)
                                            ========   ========

(8) Concentration of Credit Risk and Major Payors
    ---------------------------------------------

    Capitation revenue from three HMOs amounted to approximately 31% of patient service revenue in 1995 and 1996.

    In addition, approximately 34% in 1995 and 39% in 1996 of patient service revenue was derived under a federal cost reimbursement contract.


(9) Commitments, Contingencies and Other Matters
    --------------------------------------------

    (a)  Leases
         ------

         The Company rents various medical and office facilities through 1999 under terms of several lease agreements which include escalation clauses. At July 31, 1996, minimum annual rental commitments under noncancelable operating leases are as follows:


                    1997             $  174,273
                    1998                 87,446
                    1999                 51,612

         The Company also rents various medical and office facilities pursuant to operating leases currently subject to monthly renewals at the option of the Company.

         Rent expense amounted to approximately $387,000 and $329,000 for the years ended July 31, 1995 and 1996, respectively.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (b)  Employment and Consulting Agreements
         ------------------------------------

         In connection with the Offering, the Company agreed to retain the underwriter as a consultant for a period of two years at a fee of $18,500 per year.

         The Company has entered into an employment agreement with the Company's President and Chief Executive Officer. The agreement expires on the second anniversary of the successful completion of the Offering (the Effective Date), provided that the agreement may be renewed for successive one-year periods unless, within thirty days of the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement also provides that for so long as the President remains employed by the Company, he shall serve as a member of the Company's Board of Directors and shall have the right to appoint one additional member to the Board of Directors. The agreement provides for an annual salary of $125,000 in the first year and $150,000 in the second year, payable commencing on the Effective Date. The agreement also provides for such bonuses as the Board of Directors may determine based on performance and other criteria. The agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six months following termination of employment.

         In addition, in January, 1996, the Company granted options to the President to purchase an aggregate of 250,000 shares of common stock at an exercise price equal to $.25 per share. The options are currently exercisable as to one-fourth of the shares covered thereby and shall be exercisable as to an additional one-fourth of the shares covered thereby on January 28, 1997, 1998 and 1999, respectively, provided that the President is employed by the Company on each such date. Commencing two years after the Effective Date, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of common stock issuable pursuant to the exercise of such options.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (b)  Employment and Consulting Agreements, continued
         -----------------------------------------------

         The Company has also entered into an employment agreement with the Company's Executive Vice President. The agreement expires on the second anniversary of the Effective Date, provided that the agreement may be renewed for successive one-year periods unless, within thirty days of the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement provides for an annual salary of $100,000 in the first year and $135,000 in the second year, payable commencing on the Effective Date. The agreement also provides for such bonuses as the Board of Directors may determine based on performance and other criteria. The agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six months following termination of employment.

         In addition, the Company granted to the Executive Vice President options to purchase an aggregate of 75,000 shares of the Company's common stock, of which options to purchase 25,000 shares, at an exercise price of $0.25 per share, currently are exercisable. The remaining 50,000 options, which have been granted pursuant to the Company's 1996 Stock Option Plan (the Plan) and which have an exercise price of $5.00 per share, shall be exercisable as to one-fourth of the shares covered thereby on each of the first four anniversaries of the Effective Date, provided that the Executive Vice President is employed by the Company on such dates. Commencing two years after the Effective Date, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of common stock issuable upon exercise of such options.

         The Company has entered into an employment agreement, effective on the Effective Date, with the Company's Vice President. The agreement expires on the first anniversary of the Effective Date, provided that the agreement may be renewed for successive one-year periods unless, within thirty days of the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement provides for an annual salary of $75,000, payable commencing on the Effective Date. The agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six months following termination of employment.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (b)  Employment and Consulting Agreements, continued
         -----------------------------------------------

         In addition, the Company has granted to the Vice President options to purchase an aggregate of 25,000 shares of the Company's common stock. The options, which have been granted pursuant to the Plan and which have an exercise price of $5.00 per share, shall be exercisable as to one-fourth of the shares covered thereby on each of the first four anniversaries of the Effective Date, provided that the Vice President is employed by the Company on such dates.

         The Company has entered into a consulting agreement, as of the Effective Date, with an individual pursuant to which such individual will provide management consulting services to the Company. The agreement expired on July 31, 1996. As compensation for all management consulting services performed under this agreement, the Company has granted to this individual options to purchase an aggregate of 50,000 shares of common stock at an exercise price equal to $0.25 per share. All of these options are currently exercisable.

         The Company's granting of options relating to the above agreements resulted in a charge to operations of approximately $211,000 in the year ended July 31, 1996. Unearned compensation at July 31, 1996 amounts to approximately $195,000 which is presented as a reduction of equity. Such unearned amounts will be accounted for as an expense during the periods in which the related services are performed.

         A summary of options granted (exclusive of Plan and Offering options (see note 9(d)) through July 31, 1996 in connection with employment and consulting agreements are as follows:


                                             Options Outstanding
                                        ---------------------------
                                           Number        Exercise
                                             of          Price Per
                                           Shares          Share
                                           ------          -----

              Employment agreements     $ 275,000          $.25
              Consulting agreement         50,000          $.25
                                         --------
                                        $ 325,000          $.25
                                        =========

         At July 31, 1996, options to purchase 137,500 shares are exercisable.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (c)  Regulatory Requirements
         -----------------------

         Restricted cash consists of funds held as collateral for certain regulatory requirements.

    (d)  Stock Option and Benefit Plans
         ------------------------------

         Through the Effective Date, employees of the Company participated in NHHC's Employee Savings and Stock Investment Plan organized under
         Section 401(k) of the Internal Revenue Code. Under the Plan, employees may have contributed 10% of their salary into the Plan, limited to the maximum amount allowable under federal tax regulations. The Company matched employee contributions invested in NHHC common stock up to 5% of the employees' salary and may also have made additional contributions at its discretion. In addition to investing in NHHC stock, an employee may have invested in several mutual funds. The Company's contribution for the years ended July 31, 1995 and 1996 amounted to approximately $30,000 and $29,000, respectively.

         In February 1996, the Board of Directors of SunStar adopted and SunStar's sole shareholder at that time, NHHC, approved the Plan pursuant to which 200,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options (ISOs) under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the Plan to employees and officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

         The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act) and is administered by a committee of the Board of Directors; provided that the full Board of Directors currently is administering the Plan. The Board of Directors or the committee, as the case may be, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Plan will expire on February 13, 2006.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (d)  Stock Option and Benefit Plans, continued
         -----------------------------------------

         ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000 and options to purchase no more than 50,000 shares may be granted under the Plan to any single optionee in any calendar year. Nonqualified options granted under the Plan may not be granted at a price less than 90% of the fair market value of the common stock on the date of grant. Options granted under the Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

         The Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of common stock subject to options which expire without being exercised or which are canceled as a result of cessation of employment are available for further grants. No shares of common stock may be issued to any optionee until the full exercise price has been paid. The Board of Directors or the committee, as the case may be, may grant individual options under the Plan with more stringent provisions than those specified in the Plan.

         In February 1996, the Company granted options to purchase an aggregate of 75,000 shares under the Plan which are exercisable at $5.00 per share commencing on the first anniversary of the Effective Date.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (d)  Stock Option and Benefit Plans, continued
         -----------------------------------------

         The Plan provides that each nonemployee director automatically receives, upon first becoming a nonemployee director, a grant of options to purchase 7,500 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company granted an aggregate of 37,500 of such options to nonemployee directors on the Effective Date at $5.00 per share. Each nonemployee director option will expire five years from the date of grant.

         SunStar has agreed that for a period of one year from the Offering, it will not grant any options under the Plan without the prior written consent of the underwriter, which consent shall not be unreasonably withheld.

         Activity in the Plan through July 31, 1996 including 37,500 options granted to nonemployee directors on the Effective Date is as follows:

                                               Options Outstanding
                                               -------------------
                                                Number   Exercise
                                     Options      of     Price per
                                    Available   Shares     Share
                                    ----------  -------  ---------

          Options authorized          200,000
          Options granted            (112,500)  112,500      $5.00
                                     --------   -------

          Balance, July 31, 1996       87,500   112,500      $5.00
                                     ========   =======  =========

         At July 31, 1996, none of the above options have been exercised.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (e)  Other
         -----

         Common stock reserved for future issuance at July 31, 1996 is as follows:

                                                                       Number of
                                                                        Shares
                                                                       ---------
          Options granted under employment and consulting agreements     325,000
          Options granted under the Plan                                 112,500
          Reserved for future grants under the Plan                       87,500
                                                                         -------
                                                                         525,000
                                                                         =======

    (f)  Settlement of Complaints
         ------------------------

         In the July 31, 1996 financial statements, the Company included a $66,000 charge in settlement of certain complaints in general and administrative expenses.

    (g)  Malpractice
         -----------

         The Company insures its malpractice risks on a claims-made basis. The Company has secured claims-made coverage from August 1, 1996 through July 31, 1997, with retroactive coverage through July 1, 1993. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made, because the amount, if any, is not readily estimable.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 1996.

                                               SUNSTAR HEALTHCARE, INC.


                                        By: /s/ Warren D. Stowell
                                           ----------------------------
                                        Warren D. Stowell
                                        President & Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                     Title                           Date
----------                     -----                           ----

/s/ Warren D. Stowell          President,
---------------------------    Chief Executive Officer         October 28, 1996
Warren D. Stowell              Chairman


/s/ David A. Jesse
---------------------------    Executive Vice President        October 28, 1996
David A. Jesse                 Chief Operating Officer,
                               Director

/s/ Frederick H. Fialkow
---------------------------    Director                        October 25, 1996
Frederick H. Fialkow


/s/ Steven Fialkow
---------------------------    Director                        October 25, 1996
Steven Fialkow

/s/ Bernard Levine, M.D.
---------------------------    Director                        October 25, 1996
Bernard Levine, M.D.


/s/ Dean L. Sloane
---------------------------    Director                        October 24, 1996
Dean L. Sloane


/s/ Richard Seidelman, M.D.
---------------------------    Director                        October 25, 1996
Richard Seidelman, M.D.


/s/ Lisa M. Tomei
---------------------------    Chief Accounting Officer        October 28, 1996
Lisa M. Tomei

Exhibit            Exhibit Description
-------            -------------------
10.11              Lease dated June 27, 1996, between
                   the Company and Ronald D. Nutt

16.1               Letter on Change in Certifying
                   Accountant

27                 Financial Data Schedule