Form 10KSB/A
period 1996-07-31
SUNSTAR HEALTHCARE INC
filed 1996-11-15
CIK 1008993

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              Form 10-KSB/A No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended     July 31, 1996
                                 -----------------------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [No Fee Required]

       For the transition period from        to
                                      ------    -------------------------
     Commission file number     1-14382
                            ---------------------------------------------

                            SUNSTAR HEALTHCARE, INC.

                 (Name of small business issuer in its charter)
--------------------------------------------------------------------------------
               DELAWARE                           59-3361076
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

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

          YES       X                          NO
              ----------------                    ----------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year $   5,080,850
                                                              ------------------

     The aggregate market value of voting stock of the Registrant held by non-
affiliates of the Registrant on October 15, 1996, was $  4,937,231    (based on
                                                       --------------
the average closing bid and asked prices of the Registrant's Class A Common
Stock on October 15, 1996 of   $3.625   and   $4.25   respectively).
                             ----------     ---------

     As of September 30, 1996,   2,395,000  shares of the Registrant's Common
                               ------------
Stock were issued and outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format (check one):  YES       NO   X
                                                                -----    -----

--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers and Significant Employees.

       The directors, executive officers and significant employees of the Company are as follows:

      Name                  Age              Position
      ----                  ---              --------
Warren D. Stowell           44    President, Chief Exec. Officer &
                                  Chairman of Board of Directors
David Jesse                 47    Exec. Vice President,
                                  Chief Operating Officer & Director
Lisa Tomei                  35    Controller and Chief Accounting Officer
Frederick H. Fialkow        65    Director
Steven Fialkow              37    Director
Bernard Levine, M.D.        67    Director
Dean L. Sloane              50    Director
Richard Seidelman, M.D.     38    Director

          Warren D. Stowell has been President and Chief Executive Officer of the Company since December 1995, Chairman of the Board of Directors of the Company since March 1996, and President and Chief Executive Officer of each of Brevard and First Health and SunStar Health Plan Inc. since November 1, 1995. From July 1993 through November 1995, Mr. Stowell served as Chief Operating Officer, Insurance Division, for Ramsay HMO, Inc., an HMO operating in the State of Florida. From June 1991 until July 1993, Mr. Stowell was President and Chief Executive Officer of Care Florida, Inc. From May 1988 to May 1991, Mr. Stowell served as President and Chief Executive Officer of H.I.P. Network of Florida.

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

          Frederick H. Fialkow has been a director of the Company since December 1995. Mr. Fialkow has been Chairman of the Board, President and Chief Executive Officer of National since February 1988. Mr. Fialkow is the father of Steven Fialkow.

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

Item 10.  Executive Compensation.

Compensation Summary.

          No executive officer of the Company received compensation in excess of $100,000 during fiscal 1995 or 1996 in connection with services rendered to or on behalf of the Company. Except as set forth in the table below, no bonuses or other compensation was paid during the fiscal year ended July 31, 1996. The summary compensation for the Company's Chief Executive Officers is as follows:

                           SUMMARY COMPENSATION TABLE

                                       Annual Comp.                  Long Term Comp.
                                       -----------                   ---------------

                            Fiscal                                     Restricted
                             Year                           Other        Stock                     LTIP
                            Ended                           Annual      Awards       Options/      Payouts
Name and Position           07/31     Salary     Bonus      Comp.        ($)         SARs (#)        ($)
-----------------           -----     ------     -----      ------       ---         --------        ---

Warren D. Stowell           1996     $95,193     $ ---      $ ---       $ ---       250,000(3)     $ ---
    President, CEO (1)      1995         ---       ---        ---         ---          ---           ---
                            1994         ---       ---        ---         ---          ---           ---

Gerald Kline                1996     $49,140     $ ---      $ ---       $ ---      $   ---         $ ---
    President, CEO (2)      1995      98,280       ---        ---         ---          ---           ---
                            1994      93,600       ---        ---         ---          ---           ---

     (1) Mr. Stowell is President and CEO of SunStar Healthcare, Inc., and its subsidiaries, Brevard Medical Centers, Inc., First Health, Inc., and SunStar Health Plan, Inc.

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

     (3) Granted pursuant to Mr. Stowell's employment agreement. One-fourth of the options are exercisable immediately, and shall be exercisable as to one-fourth of the remaining shares thereby on each of three (3) successive anniversaries of the date of grant, subject to Mr. Stowell's employment by the Company. (See section entitled "Employ-ment Agreement".)

     The following table sets forth information concerning the value of unexercised stock options at July 31, 1996 for those persons named in the Summary Compensation Table:

                  AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUES

                       Number of Securities           Value of Unexercised
                       Underlying Unexercised         In-The-Money Options
                       Options at Fiscal Year End      at Fiscal Year End
Name                   Exercisable/Unexercisable    Exercisable/Unexercisable
----                   -------------------------    -------------------------
Warren D. Stowell          62,500/187,500              $278,320/$834,961(1)

-----------------

(1) The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the Common Stock underlying the options and the exercise price of the options. The last sale price of a share of the Company's Common Stock on July 31, 1996 as reported by Nasdaq was $ 4 45/64.

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

     The Company entered into an employment agreement, effective as of May 15, 1996, with David Jesse pursuant to which he is employed full-time as the Company's Executive Vice President and Chief Operating Officer. The agreement expires on May 15, 1998, provided that the agreement may be renewed for successive one (1) year periods unless, at least thirty (30) days prior to the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement provides for an annual salary of $100,000, payable commencing on May 15, 1996, increasing to $135,000 per annum on May 15, 1997. Mr. Jesse's employment agreement contains a confiden-tiality provision and a covenant not to compete with the Company for a period of six (6) months following termination of employment.

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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 promulgated thereunder, the Registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1996.

                                          SUNSTAR HEALTHCARE, INC.


                                     By:  /s/
                                        ------------------------
                                          Warren D. Stowell
                                          President & Chief Executive Officer