Form 10QSB
period 1996-10-31
SUNSTAR HEALTHCARE INC
filed 1996-12-16
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended          October 31, 1996
                                             -----------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from________________ to_________________

              Commission file number     1-14382
                                     ----------------


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
            (Exact name of registrant as specified in its charter)

             Delaware                             59-3361076
 ------------------------------------    ------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

               521 East State Road 434, Longwood, Florida 32750
               ------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (407) 339-4997
                        -------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X   Yes          No
                                            -------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 2,395,000 shares of the Registrant's common stock outstanding as of October 31, 1996.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                                  FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 1996



PART I.        FINANCIAL INFORMATION                               Page
                                                                   ----



     Item 1.   Consolidated Financial Statements (unaudited) of
               SunStar Healthcare, Inc. and Subsidiaries..............1

               Consolidated Balance Sheet.............................1

               Consolidated Statements of Operations..................2

               Consolidated Statements of Cash Flows..................3

               Notes to Consolidated Financial Statements.............4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................6


Part II.       Other Information......................................9

     Item 6.   Exhibits and Reports on Form 8-K.......................9



Signatures...........................................................10

                   SUNSTAR HEATHCARE, INC. AND SUBSIDIARIES

Item 1. Consolidated Financial Statements (unaudited) of SunStar Healthcare, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                October 31, 1996
                                  (unaudited)

           Assets
           ------
Current assets:
   Cash and cash equivalents                                      $5,734,420
   Patients accounts receivable, less allowance for doubtful
       of approximately $125,000                                     216,981
   Other receivables                                                  61,237
   Prepaid expenses and other assets                                 332,451
   Deferred taxes                                                     49,352
                                                                  ----------
       Total current assets                                        6,394,442


Other Assets:
   Furniture, equipment and leasehold improvements, net              328,399
   Goodwill, net                                                     379,290
   Restricted cash                                                   280,000
   Deposits and other assets                                         155,484
   Deferred taxes                                                     20,000
                                                                  ----------

       Total                                                      $7,557,614
                                                                  ==========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
   Accounts payable and accrued expenses                          $  288,738
   Unearned premiums                                                 154,854
   Unearned premium - Medicare                                       110,275
   Capital lease obligations, current                                 28,370
   Income taxes payable                                                  (38)
                                                                  ----------

       Total current liabilities                                     582,198

Capital lease obligations, noncurrent                                 77,342
                                                                  ----------
       Total liabilities                                             659,541

Shareholders' equity
   Preferred stock, par value $.001 per share, 1,000,000 shares
    authorized, no shares outstanding                                    -0-
   Common stock, par value $.001 per share, 10,000,000 shares
    authorized, 2,395,000 shares issued and outstanding                2,395
   Additional paid-in capital                                      7,193,852
   Unearned compensation from stock options                         (195,313)
   Retained earnings (deficit)                                      (102,861)
                                                                  ----------
       Total shareholders' equity                                  6,898,073
                                                                  ----------

   Total liabilities and shareholders' equity                     $7,557,614
                                                                  ==========

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Operations
              For the three months ended October 31, 1995 and 1996
                                  (unaudited)




                                                    1995          1996
                                                    ----          ----

Patient service revenue                       $1,217,037    $1,291,535

Cost and expenses:
       Cost of patient related services          778,396       739,495
       General and administrative                329,860       707,053
       Amortization of intangibles                13,983         8,311
                                              ----------    ----------
         Total operating expenses              1,122,239     1,454,859
                                              ----------    ----------

Income (loss) from operations                     94,798      (163,325)
       Interest income                             1,787        69,972
                                              ----------    ----------

Income (loss) before income taxes                 96,585       (93,353)
Provision for income taxes                       (42,000)       13,677
                                              ----------    ----------

         Net income (loss)                    $   54,585    $  (79,676)
                                              ==========    ==========

Net income (loss) per share                        $0.05        $(0.03)

Weighted average shares outstanding            1,208,750     2,699,482




See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
             For the three months ended October 31, 1995 and 1996
                                  (unaudited)


                                                          1995         1996
                                                          ----         ----
Cash flows from operating activities:
  Net income (loss)                                   $ 54,585   $  (79,676)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
     activities:
     Depreciation and amortization                      36,349       37,009
     Provision for doubtful accounts                       -0-       15,006
     Deferred taxes                                        -0-       (6,691)
     Operating expenses and income taxes
      funded by National Home Health Care, Corp.        48,250
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable       26,007      (50,431)
       Decrease (increase) in other receivables                     (61,237)
       Decrease (increase) in capitalized HMO
        startup costs                                               (60,021)
       Decrease (increase) in prepaid expenses and
        other assets                                   (19,509)     (63,218)
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities        (44,931)      59,104
                                                      --------   ----------

     Net cash provided by (used in) operating
      activities                                       100,751     (210,155)

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold
   improvements                                         (1,636)     (43,363)
                                                      --------   ----------
       Net cash used in investing activities            (1,636)     (43,363)

Cash flows from financing activities:
  Principal payments under capital lease obligations    (5,166)      (5,671)
  Shareholder distributions                            (89,318)
                                                      --------   ----------
       Net cash used in financing activities           (94,484)      (5,671)
                                                      --------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     4,631     (259,189)
       Cash and cash equivalents, beginning of period  216,440    5,993,609
                                                      --------   ----------

Cash and cash equivalents, end of period               221,071   $5,734,420
                                                      ========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $    782   $    1,079
                                                      ========   ==========

Non cash investing and financing activities
  During the quarter the company incurred capital lease obligations of $78,699 in connection with lease agreements to acquire furniture and equipment.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                               October 31, 1996


(1) Summary of Significant Accounting Policies
    ------------------------------------------

   (a)  Organization
        ------------

        SunStar Healthcare, Inc. (the "Company") was incorporated in December 1995 and issued 875,000 shares (prior to a stock split discussed below) of common stock. In January 1996, National Home Health Care Corp. ("NHHC"), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly-owned subsidiaries, First Health, Inc. ("First Health") and Brevard Medical Centers, Inc. ("Brevard"), which included 100% of the outstanding capital stock of Brevard's wholly-owned subsidiary, SunStar Health Plan, Inc. ("SHP") (formerly known as Boro Medical Corp.). The Company, First Health, Brevard and SHP collectively are referred to herein as SunStar. SunStar provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida.

        The Company is authorized to issue 10,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors. In April 1996, the Board of Directors approved a
        1.02857 for one stock split. As a result of the stock split, NHHC holds 900,000 shares of the Company's common stock representing a 37.6% interest. All share amounts have been retroactively adjusted for all periods presented.

        On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. As of October 31, 1996, the Company had issued 2,395,000 shares of common stock.

   (b)  Basis of Presentation
        ---------------------

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

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

        The financial statements reflect the results of operations, financial condition and cash flows of the Company, from the date of its formation, and the Predecessor, as a component of NHHC, and may not be indicative of actual results of operations and financial position of the Company under other ownership. The statements of operations include, in management's opinion, a reasonable allocation of administrative costs incurred by NHHC. Such allocation is based on the value of time devoted by NHHC employees.

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

   (d)  Per Share Data
        --------------

        The Company has reflected in its calculations of earnings per share for 1995 and 1996 the 900,000 shares issued by SunStar to NHHC and the common shares issuable upon the exercise of options granted to two employees and a consultant as if such shares were considered to have been issued at the beginning of the respective period. The earnings per share are computed to give effect to stock options with exercise prices below the Offering price using the treasury stock method. In accordance with Securities and Exchange Commission rules, such effect is also included in a loss period where the impact of the incremental shares is antidilutive.

   (e)  Malpractice
        -----------

        The Company insures its malpractice risks on a claims-made basis. The Company has secured claims-made coverage from August 1, 1996 through October 31, 1997, with retroactive coverage through July 1, 1993. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made, because the amount, if any, is not readily estimable.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General Financial Information.

                                             Quarter Ended October 31
                                                   (unaudited)

                                             1995                     1996
                                             ----                     ----
Patient service revenue                $1,217,037               $1,291,535

Income (loss) from continuing
 operations                                54,585                  (79,676)

Income (loss) from continuing
 operations per common share                $0.05                   $(0.04)

Total Assets                           $1,244,128               $7,557,614

Total Equity                           $1,050,463               $6,898,073

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

Results of Operations.

Quarter ended October 31, 1996 compared to quarter ended October 31, 1995

     For the quarter ended October 31, 1996, the Company incurred a net loss of $79,676. The loss incurred is consistent with management's expectations with respect to the costs associated with the development and start-up of an HMO.

     Net income decreased by $134,261 to ($79,676) for the quarter ended October 31, 1996 from $54,585 for the quarter ended 1995. This decrease resulted from (i) an increase of approximately $74,498 in patient service revenues; (ii) a net increase in operating expenses of approximately $332,620
(iii) increased interest income of $68,185; and (iv) a decrease in income tax provision of $55,677.

     Patient service revenue increased by approximately $74,498 to $1,291,535 at October 31, 1996 from $1,217,037 at October 31, 1995 primarily due to $38,520 of bonus payments and retroactive capitation payments of $37,456 which were received in the period but had not been previously recognized. Fee-for-service revenue decreased for the period. Management believes that this decrease in revenue is a trend reflective of the shift within the healthcare industry from fee-for-service based business toward managed care.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     Cost of revenue decreased by $38,901 to $739,495 at October 31, 1996 from $778,396 at October 31, 1995. Cost of revenue as a percentage of total income decreased to 57.3% at October 31, 1996 compared to 64% at October 31, 1995. The decrease in the expense level is due to management's efforts at improved cost control and expense reduction, combined with the closing of a non-profitable medical center in the first quarter of fiscal 1996.

     General and administrative expenses of $707,053 for the quarter ended October 31, 1996, increased by $377,193 over $329,860 of such expenses in the
first quarter of 1995.   The increase represents:  (i) an increase in bad debt
expense of $15,000 caused by an increased provision for doubtful accounts and additional write-offs to collection; (ii) $48,554 of physician recruiting and relocation expenses; and (iii) additional annualized salaries of over $400,000 related to employees necessary to complete the transformation of SunStar into the proposed HMO entity.

Liquidity.

     At October 31, 1996, the Company had working capital of $5,812,244 as compared to working capital of $322,099 at October 31, 1995. The Company has historically financed its working capital requirements through cash flow from operating activities. The substantial increase in working capital at October 31, 1996 is attributable primarily to proceeds received from a public offering of the Company's Common Stock in May, 1996.

     Net cash used by operating activities was $210,155 for the first quarter of 1996, as compared to net cash provided by operating activities of $100,751 for the first quarter, 1995. The cash used by operating activities was attributable to a net increase in capitalized HMO startup costs of $60,021; an increase in accounts receivable of $50,431; an increase in other receivables of $61,237; an increase in prepaid expenses and other assets of $63,218; the quarter's net loss of $79,676.

     Net cash used in investing activities for the first quarter of 1996 was approximately $43,363, reflecting a purchase of furniture, equipment and leasehold improvements associated with the relocation of the SunStar administrative offices. This compares to a $1,636 change in first quarter, 1995.

     Net cash used in financing activities for the first quarter, 1996 was $5,671 as compared to net cash used in financing activities of $ 94,484 for the first quarter, 1995. This difference is attributable to $89,318 of shareholder distributions which occured in the first quarter of 1995.

     Although, Humana Health Care Plans, a health maintenance organization with which the Company has a capitated service agreement, has announced its intention to terminate its operation in Brevard County effective January 1, 1997, it is uncertain at this time whether Humana will, in fact, continue to market in Brevard County. However, if Humana Health Care Plans does terminate all of such operations, Management estimates that capitation revenue will decrease by approximately $170,000 in fiscal 1997 from fiscal 1996 as a result of a net loss of capitated members.

     During the next fiscal year, the Company's liquidity will be affected by the proposed HMO establishment and operation. As an HMO, SunStar Health Plan, Inc. will initially be required to maintain, at least, $1,500,000 in minimum capital surplus pursuant to Section 641 of the Florida Insurance Code. At September 13, 1996, SunStar Health Plan, Inc.'s audited financial statements (which were prepared as part of its pending application for an HMO Certificate of Authority in the State of Florida) reflect an actual surplus of $2,684,000 which is currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     HMO development costs will be incurred by SunStar in calendar year 1997 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employees' salaries and expenses). Additionally, SunStar will incur expenditures to develop and/or acquire up to five additional primary care centers outside of Brevard County and to relocate SunStar's existing medical centers to larger facilities.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Part II.  Other Information


Item 6.   Exhibits and reports on form 8-K

     (a)       Exhibits:

               NONE

     (b)       Reports on form 8-K:

               NONE

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUNSTAR HEALTHCARE, INC.



Date: December 16, 1996                       /s/ David A. Jesse
     ------------------                       ----------------------------
                                              David A. Jesse
                                              Executive Vice President and
                                              Chief Operating Officer