Form 10QSB
period 1997-01-31
SUNSTAR HEALTHCARE INC
filed 1997-03-17
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended          January 31, 1997
                                          -----------------------------------

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from________________ to_________________

        Commission file number     1-14382
                              ----------------


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
            (Exact name of registrant as specified in its charter)

               Delaware                                 59-3361076
 ------------------------------------    --------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

               521 East State Road 434, Longwood, Florida 32750
              --------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

 There were 2,395,000 shares of the Registrant's common stock outstanding as of January 31, 1997.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                    FOR THE QUARTER ENDED JANUARY 31, 1997




PART I.        FINANCIAL INFORMATION                               Page
                                                                   ----

   Item 1.     Consolidated Financial Statements (unaudited) of
               SunStar Healthcare, Inc. and Subsidiaries...........   1

               Consolidated Balance Sheets.........................   1

               Consolidated Statements of Operations
               3 months ended January 31, 1997.....................   2

               Consolidated Statements of Operations
               6 months ended January 31, 1997.....................   3

               Consolidated Statements of Cash Flows...............   4

               Notes to Consolidated Financial Statements..........   5

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................   7


Part II.       Other Information...................................  10

   Item 6.     Exhibits and Reports on Form 8-K....................  10


Signatures     ....................................................  11

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

Item 1. Consolidated Financial Statements (unaudited) of SunStar Healthcare, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                                January 31, 1997
                                  (unaudited)





        Assets                                          July 31, 1996      January 31, 1997
        ------                                          -------------      ----------------
Current assets:
 Cash and cash equivalents                                $5,993,609          5,324,976
 Patients accounts receivable, less allowance for
  doubtful of approximately $110,000 and $217,000
  respectively                                               181,556            211,604
 Due from Medicare                                            38,448
 Other receivables                                                               62,438
 Prepaid expenses and other assets                           150,949            269,457
 Deferred taxes                                               38,700             38,700
                                                          ----------          ---------
  Total current assets                                     6,403,262          5,907,175


Furniture, equipment and leasehold improvements, net         229,403            325,766
Goodwill, net                                                387,562            366,395
Restricted cash                                              280,000            280,000
Deposits and other assets                                    175,360            161,914
Deferred taxes                                                23,900             23,900
                                                          ----------          ---------

  Total assets                                            $7,499,487          7,065,150
                                                          ==========          =========

    Liabilities and Shareholders' Equity
    ------------------------------------

Current Liabilities
 Accounts payable and accrued expenses                       315,894            302,956
 Unearned premium - Medicare                                 159,521            149,149
 Capital lease obligations, current                           16,144             22,227
 Income taxes payable                                         13,639
                                                          ----------          ---------
  Total current liabilities                                  505,198            474,332

Capital lease obligations, noncurrent                         16,540             80,684
                                                          ----------          ---------

Total liabilities                                            521,738            555,015

Shareholders' equity
 Preferred stock, par value $.001 per share,
  1,000,000 shares authorized, no shares outstanding
 Common stock, par value $.001 per share,
  10,000,000 shares authorized, 2,395,000 shares
  issued and outstanding                                       2,395              2,395
 Additional paid-in capital                                7,193,852          7,163,800
 Unearned compensation from stock options                   (195,313)          (162,761)
 Retained earnings (deficit)                                 (23,185)          (493,300)
                                                          ----------          ---------
  Total shareholders' equity                               6,977,749          6,510,134
                                                          ----------          ---------

 Total liabilities and shareholders' equity               $7,499,487          7,065,150
                                                          ==========          =========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
             For the three months ended January 31, 1996 and 1997
                                  (unaudited)




                                                 1996          1997
                                             ------------  ------------
Patient service revenue                       $1,229,564    $1,197,359

Cost and expenses:
         Cost of patient related services        799,335       924,365
         General and administrative              580,574       714,227
         Amortization of intangibles               7,184        13,086
                                              ----------    ----------
               Total operating expenses        1,387,093     1,651,678
                                              ----------    ----------

Income (loss) from operations                   (157,529)     (454,319)
         Interest income                           1,904        63,879
                                              ----------    ----------

Income (loss) before income taxes               (155,625)     (390,440)
Provision for income taxes                        10,500
                                              ----------    ----------

               Net income (loss)              $ (166,125)   $ (390,440)
                                              ==========    ==========

Net income (loss) per share                        $(.14)        $(.14)

Weighted average shares outstanding            1,208,750     2,705,108

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
              For the six months ended January 31, 1996 and 1997
                                  (unaudited)




                                                 1996          1997
                                             ------------  ------------

Patient service revenue                       $2,446,601    $2,488,893

Cost and expenses:
         Cost of patient related services      1,577,731     1,829,573
         General and administrative              910,434     1,255,566
         Amortization of intangibles              21,167        21,397
                                              ----------    ----------
               Total operating expenses        2,509,332     3,106,537
                                              ----------    ----------

Income (loss) from operations                    (62,731)     (617,644)
         Interest income                           3,691       133,851
                                              ----------    ----------

Income (loss) before income taxes                (59,040)     (483,792)
Provision for income taxes                        52,500       (13,677)
                                              ----------    ----------

               Net income (loss)              $ (111,540)   $ (470,115)
                                              ==========    ==========

Net income (loss) per share                        $(.09)        $(.17)

Weighted average shares outstanding            1,208,750     2,705,108

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the six months ended January 31, 1996 and 1997
                                  (unaudited)

                                                                 1996         1997
                                                                 ----         ----
Cash flows from operating activities:
  Net income (loss)                                         $(111,540)    (470,115)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Depreciation and amortization                             66,135       76,590
     Provision for doubtful accounts                                0      107,320
     Deferred taxes                                                 -
     Noncash compensation                                     184,895       32,552
     Operating expenses and income taxes
      funded by National Home Health Care, Corp.               65,000
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable              42,368     (137,368)
       Decrease (increase) in other receivables               (51,000)     (62,438)
       Decrease (increase) in due from Medicare                             38,448
       Decrease (increase) in prepaid expenses and
        other assets                                          (42,610)    (105,062)
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities               (33,022)      43,736
                                                            ---------   ----------

     Net cash provided by (used in) operating
      activities                                              120,226     (476,337)

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold
   improvements                                                (9,512)    (151,787)
                                                            ---------   ----------
       Net cash (used in) investing activities                 (9,512)    (151,787)

Cash flows from financing activities:
  Principal payments under capital lease obligations          (10,639)     (10,457)
  Adjustment of initial public offering expenses                           (30,053)
  Shareholder distributions                                   (98,438)
                                                            ---------   ----------
       Net cash (used in) financing activities               (109,077)     (40,509)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,637     (668,633)
       Cash and cash equivalents, beginning of period         216,440    5,993,609
                                                            ---------   ----------

Cash and cash equivalents, end of period                    $ 218,077    5,324,976
                                                            =========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                  $   4,057   $    2,740
                                                            =========   ==========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                January 31, 1997


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

          On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. During December 1996, the company recognized $30,052 of additional offering expenses as a reduction to additional paid in capital. As of January 31, 1997 the Company had issued 2,395,000 shares of common stock.

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

     (d)  Per Share Data
          --------------

          The Company has reflected in its calculations of earnings per share for 1995 and 1996 the 900,000 shares issued by SunStar to NHHC and 405,000 common shares issuable upon the exercise of options granted to directors, key employees and consultants as if such shares were considered to have been issued at the beginning of the respective period. The earnings per share are computed to give effect to stock options with exercise prices below the Offering price using the treasury stock method. In accordance with Securities and Exchange Commission rules, such effect is also included in a loss period where the impact of the incremental shares is antidilutive.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL FINANCIAL INFORMATION.

                                                 Quarter Ended JANUARY 31

                                                       (unaudited)
                                             1996                        1997
                                             ----                        ----
Patient service revenue                $1,229,564                  $1,197,359

Income (loss) from continuing
 operations                             $(166,125)                   (390,440)

Income (loss) from continuing
 operations per common share               $(0.14)                     $(0.14)

Total Assets                           $1,276,958                  $7,065,150

Total Equity                           $1,076,863                  $6,510,134

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

Results of Operations.

Quarter ended January 31, 1997 compared to quarter ended January 31, 1996

     On February 27, 1997, SunStar Health Plan, Inc., a wholly owned subsidiary of SunStar Healthcare, Inc. was awarded its HMO Certificate of Authority in the State of Florida. The net loss of $(390,440) for the quarter ended January 31, 1997, is consistent with management's expectations and the estimates provided in the companys offering statement with respect to the costs associated with the achievement of this HMO license.

     Net income decreased by $224,315 to $(390,440) for the quarter ended January 31, 1997 from a loss of $(166,125) for the quarter ended 1996. This decrease resulted from (i) a decrease of approximately $(32,205) in patient service revenues; (ii) a net increase in operating expenses of approximately $(264,586) (iii) increased interest income of $61,975; and (iv) a decrease in income tax provision of $10,500.

     Patient service revenue decreased by approximately $32,205 to $1,197,359 at January 31, 1997 from $1,229,564 at January 31, 1996 primarily due to a continued decline in Medicare service revenues and revenues received from the company's prepaid health clinic contract. The company is precluded from marketing to any new Medicare enrollees until it achieves a commercial base of at least 5,000 members through the HMO. A Medicare risk contract is anticipated to be filed with the State in fiscal 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     Patient related services increased by $125,030 to $924,365 at January 31, 1997 from $799,335 at January 31, 1996. Patient related services as a percentage of total income increased to 77% at January 31, 1997 compared to 65% at January 31, 1996 primarily as a result of replacement positions which were filled in calendar year 1996 but were vacant for most of the quarter ended January 31, 1996.

     General and administrative expenses of $714,227 for the second quarter ended January 31, 1997, increased by $133,653 over $580,574 of such expenses in
the second quarter of 1996.   The increase represents additional expenses
related to development costs necessary to tranform the company into an HMO.

Liquidity.

     At January 31, 1997, the Company had working capital of $5,432,843 as compared to working capital of $370,005 at January 31, 1996. The Company has historically financed its working capital requirements through cash flow from operating activities. The substantial increase in working capital at January 31, 1997 is attributable primarily to proceeds received from a public offering of the Company's Common Stock in May, 1996.

     Net cash used by operating activities was $(476,337) for the six months ended January 31, 1997, as compared to net cash provided by operating activities of $120,226 for the six months ended January 31, 1996. The cash used by operating activities was attributable to depreciation and amortization charges of $76,590; a net increase in accounts receivable of $(30,048); an increase in other receivables of $(62,438); an increase in prepaid expenses and other assets of $(105,062); noncash compensation expense of $32,552; a decrease in the amount due from Medicare of $38,448; an increase in other liabilities of $43,736 and a year to date loss of $(470,115).

     Net cash used in investing activities for the six months ended January 31, 1997 was approximately $151,787, primarily as a result of furniture, equipment and leasehold improvements associated with the relocation of the SunStar administrative offices. This compares to a $9,512 change for the six months ended January 31, 1996.

     Net cash used in financing activities for the six months ended January 31, 1997 was $40,509 as compared to net cash used in financing activities of $109,077 for the period ended January 31, 1996. This difference is attributable to $98,438 of shareholder distributions which occured in the period ended January 31, 1996 and a $30,053 adjustment to offering proceeds which was made in December of 1996.

     Although Humana Health Care Plans, a health maintenance organization with which the Company has a capitated service agreement, has announced its intention to terminate its operation in Brevard County effective January 1, 1997, it is uncertain at this time whther Humana will, in fact, continue to market in Brevard County. However, if Humana Health Care Plans does terminate all of such operations. Management estimates that capitation revenue will decrease by approximately $135,000 in fiscal 1997 from fiscal 1996 as a result of a net loss of capitated members.

     During the next fiscal year, the Company's liquidity will be affected by the proposed HMO establishment and operation. As an HMO, SunStar Health Plan, Inc. will initially be required to maintain at least $1,500,000 in minimum capital surplus pursuant to Section 641 of the Florida Insurance Code. At September 13, 1996, SunStar Health Plan, Inc.'s audited financial statements (which were prepared as part of its pending application for an HMO Certificate of Authority in the State of Florida) reflect an actual surplus of $2,684,000 which is currently maintained as a cash

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

     HMO development costs will continue to be incurred by SunStar in fiscal years 1997 and 1998 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing and other growth strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employees' salaries and expenses).

     Although the Company is unable to predict with any degree of certainty the effect on the Company of its proposed shift of business focus (e.g., from the provision of primary care services under provider agreements to the establishment of commercial HMO operations in Brevard County, Florida), it is possible that the Company's proposed HMO operations could result in increased competition with HMOs operating in the State of Florida. As a result of such competition, it is possible that certain HMOs may terminate provider agreements with the Company, which could result in a significant decline in revenues. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to further devlop new primary care physician relationships, either contractually or otherwise, and pay salaries for additional personnel. The Company anticipates that it will make capital expenditures associated with, among other things, leasehold improvements and office equipment (including telephone and management information systems and software). The Company expects to pay salaries for additional financial, marketing and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

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

                                                  SUNSTAR HEALTHCARE, INC.



Date:   3/14/97                                   /s/ Jack Shields
     ---------------------------                  ------------------------------
                                                  Jack Shields
                                                  Vice President and
                                                  Chief Financial Officer

                                                  SUNSTAR HEALTHCARE, INC.



Date:   3/14/97                                   /s/ David Jesse
     ---------------------------                  ------------------------------
                                                  David Jesse
                                                  Executive Vice President and
                                                  Chief Operating Officer