Form 10QSB
period 1997-04-30
SUNSTAR HEALTHCARE INC
filed 1997-06-13
CIK 1008993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended     April, 30, 1997
                                         -----------------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _________________ to _______________

          Commission file number     1-14382
                                ---------------

               SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
          (Exact name of registrant as specified in its character)

            Delaware                                     59-3361076
---------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

               521 East State Road 434, Longwood, Florida 32750
               ------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (407) 339-4997
                          --------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 2,395,000 shares of the Registrant's common stock outstanding as of April 30, 1997.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED APRIL 30, 1997

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                     FOR THE QUARTER ENDED APRIL 30, 1997

PART I.        FINANCIAL INFORMATION                                                      PAGE
                                                                                          ----
     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR
               HEALTHCARE, INC. AND SUBSIDIARIES..........................................   1

               Consolidated Balance Sheets................................................   1

               Consolidated Statements of Operations - 3 months ended April 30, 1997......   2

               Consolidated Statements of Operations - 9 months ended April 30, 1997......   3

               Consolidated Statements of Cash Flows......................................   4

               Notes to Consolidated Financial Statements.................................   5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................................   7


PART II.       OTHER INFORMATION..........................................................  10

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................  10


SIGNATURES     ..........................................................................   11

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

Item 1. Consolidated Financial Statements (unaudited) of SunStar Healthcare, Inc. and Subsidiaries


                          Consolidated Balance Sheets
                                April 30, 1997
                                  (unaudited)

             ASSETS                                                            JULY 31, 1996      APRIL 30, 1997
             ------                                                            -------------      --------------
Current assets
     Cash and cash equivalents                                                    $5,993,609           4,963,608
     Partners accounts receivable, less allowance for doubtful
          of approximately $110,000 and $225,000                                     181,556             228,477
     Due from Medicare                                                                38,448
     Other receivables                                                                                    32,500
     Prepaid expenses and other assets                                               150,949             279,344
     Deferred Taxes                                                                   38,700              38,700
                                                                                  ----------          ----------
          Total Current assets                                                     6,403,262           5,542,629

Furniture, equipment and leasehold improvements, net                                 229,403             425,648
Goodwill, net                                                                        387,562             355,812
Restricted cash                                                                      280,000             280,000
Deposits and other assets                                                            175,360             162,657
Deferred taxes                                                                        23,900              23,900
                                                                                  ----------          ----------

          Total assets                                                            $7,499,487           6,790,646
                                                                                  ==========          ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             -----------------------------------

Current Liabilities
     Accounts payable and accrued expenses                                           315,894             388,833
     Unearned premium - Medicare                                                     159,521             189,547
     Capital lease obligations, current                                               16,144              19,432
     Income taxes payable                                                             13,639
                                                                                  ----------          ----------
          Total current liabilities                                                  505,198             597,812

Capital lease obligations, noncurrent                                                 16,540             118,489
                                                                                  ----------          ----------

Total liabilities                                                                    521,738             716,301

Shareholders' equity
     preferred stock, par value $.001 per share, 1,000,000 shares authorized, no shares outstanding
     Common stock, par value $.001 per share, 10,000,000 shares
          authorized, 2,395,000 shares issued and outstanding                          2,395               2,395
     Additional paid-in capital                                                    7,193,852           7,163,800
     Unearned compensation from stock options                                       (195,313)           (146,485)
     Retained earnings (deficit)                                                     (23,185)           (945,365)
                                                                                  ----------          ----------
          Total shareholders' equity                                               6,977,749           6,074,345
                                                                                  ----------          ----------

     Total liabilities and shareholders' equity                                   $7,499,487           6,790,646
                                                                                  ==========          ==========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
              For the three months ended April 30, 1996 and 1997
                                  (unaudited)

                                              1996                1997
                                              ----                ----
Patient service revenue                $ 1,174,484         $ 1,142,024

Cost and expenses:
    Cost of patient related services       860,720             847,275
    General and administrative             413,647             797,590
    Amortization of intangibles             10,582              10,760
                                         ---------           ---------
         Total operating expenses        1,284,949           1,655,625
                                         ---------           ---------

Income (loss) from operations             (110,465)           (513,601)
    Interest income                            914              61,536
                                         ---------           ---------

Income (loss) before income taxes         (109,551)           (452,065)
Provision for income taxes                 (24,400)
                                         ---------           ---------

         Net income (loss)             $   (85,151)        $  (452,065)
                                         =========           =========

Net income (loss) per share            $      (.07)        $      (.16)

Weighted average shares outstanding      1,208,750           2,748,778

See accompanying notes to consolidated financial statements.

                  SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations
               For the nine months ended April 30, 1996 and 1997
                                  (unaudited)

                                             1996              1997
                                             ----              ----
Patient service revenue               $ 3,621,085      $  3,630,917

Cost and expenses:
     Cost of patient related services   2,438,451         2,676,848
     General and administrative         1,324,081         2,053,156
     Amortization of intangibles           31,749            32,158
                                        ---------         ---------
           Total operating expenses     3,794,281         4,762,162
                                        ---------         ---------

Income (loss) from operations            (173,196)       (1,131,245)
     Interest income                        4,605           195,388
                                        ---------         ---------

Income (loss) before income taxes        (168,591)         (935,857)
Provision for income taxes                 28,100           (13,677)

           Net income (loss)          $  (196,691)     $   (922,180)
                                        =========         =========

Net income (loss) per share           $      (.16)     $       (.34)

Weighted average shares outstanding     1,208,750         2,748,778

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     ConsolidateD Statements Of Cash Flows
               For the nine months ended April 30, 1996 and 1997
                                  (unaudited)

                                                                                1996               1997
                                                                                ----               ----
Cash flows from operating activities:
   Net income (loss)                                                       $(196,691)          (922,180)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                           99,101            115,685
      Provision for doubtful accounts                                                           114,562
      Deferred taxes                                                            -
      Noncash Compensation                                                   197,916             48,828
      Operating expenses and income taxes
       funded by National Home Health Care, Corp.                             46,850
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                           27,639           (161,482)
         Decrease (increase) in other receivables                            (56,850)           (32,500)
         Decrease (increase) in due from Medicare                                                38,448
         Decrease (increase) in prepaid expenses and other assets           (141,902)          (115,692)
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities                            103,110            207,816
                                                                            --------           --------

      Net cash provided by (used in) operating activities                     79,173           (706,515)

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                (9,512)          (280,181)
                                                                            --------           --------
         Net cash (used in) investing activities                              (9,512)          (280,181)


Cash flows from financing activities:
   Principal payments under capital lease obligations                        (16,066)           (13,253)
   Adjustment of initial public offering expenses                                               (30,052)
   Shareholder distributions                                                (193,003)
                                                                           ---------            -------
         Net cash (used in) financing activities                            (209,069)           (43,305)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (139,408)        (1,030,002)
         Cash and cash equivalents, beginning of period                      216,440          5,993,609
                                                                           ---------        -----------

Cash and cash equivalents, end of period                                     $77,032          4,963,607
                                                                             =======          =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $   4,577        $     6,270
                                                                           =========        ===========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     (a)  ORGANIZATION
          ------------

          SunStar Healthcare, Inc. (the "Company") was incorporated in December 1995 and issued 875,000 shares (prior to a stock split discussed below) of common stock. In January 1996, National Home Health Care Corp. ("NHHC"), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly-owned subsidiaries, First Health, Inc. ("First Health") and Brevard Medical Centers, Inc. ("Brevard"), which included 100% of the outstanding capital stock of Brevard's wholly-owned subsidiary, SunStar Health Plan, Inc. ("SHP") (formerly known as Boro Medical Corp.). The Company, First Health, Brevard and SHP collectively are referred to herein as SunStar. SunStar provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida. On February 24, 1997 SHP was granted a license to operate as an HMO by the Florida Department of Insurance.

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

          On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. During December 1996, the company recognized $30,052 of additional offering expenses as a reduction to additional paid in capital. As of April 30, 1997 the Company had issued 2,395,000 shares of common stock.

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

(c)  Revenue Recognition
     -------------------

     The Company recognized fee-for-service revenues based on net realizable amounts due from patients and third-party payors at the time medical services are rendered. The Company recognizes capitated fee arrangements from Health Maintenance Organizations (HMOs) on a monthly basis for each participating enrollee, regardless of utilization: health care costs relating to capitation fee arrangements from HMOs are recognized as services are provided. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated settlement for open-year cost reports subject to audit.

(d)  Per Share Data
     --------------

     The Company has reflected in its calculations of earnings per share for 1996 and 1997 the 900,000 shares issued by SunStar to NHHC and 492,500 common shares issuable upon the exercise of options granted to directors, key employees and consultants as if such shares were considered to have been issued at the beginning of the respective period. The earnings per share are computed to give effect to stock options with exercise prices below the Offering price using the treasury stock method. In accordance with Securities and Exchange Commission rules, such effect is also included in a loss period where the impact of the incremental shares is antidilutive.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL FINANCIAL INFORMATION.

                                                QUARTER ENDED APRIL 30

                                                      (unaudited)
                                          1996                           1997
                                          ----                           ----
Patient service revenue             $1,174,484                     $1,142,024

Income (loss) from continuing
  operations                          $(85,151)                      (452,065)

Income (loss) from continuing
  operations per common share           $(0.07)                        $(0.16)

Total Assets                        $1,223,178                     $6,790,646

Total Equity                          $892,378                     $6,074,345

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

Results Of Operations.

QUARTER ENDED APRIL 30, 1997 COMPARED TO QUARTER ENDED APRIL 30, 1996

     During the third quarter of fiscal 1997 the company's HMO subsidiary SunStar Health Plan, Inc. received its license to operate as an HMO from the Florida Department of Insurance. Since marketing for May effective enrollments the company has added 478 members as of June 12, 1997 in its initial service area, which is consistent with managements expectations. Also consistent with management's expectations and the estimates provided in the companys offering statement with respect to the costs associated with the achievement of this HMO license and its initial marketing efforts is the net loss of $(452,065) for the quarter ended April 30, 1997.

     Net income decreased by $366,914 to $(452,065) for the quarter ended April 30, 1997 from a loss of $(85,151) for the quarter ended 1996. This decrease resulted from (i) a decrease of approximately $(32,460) in patient service revenues; (ii) a net increase in operating expenses of approximately $(370,676)
(iii) increased interest income of $60,622; and (iv) a decrease in income tax benefit of $(24,400).

     Patient service revenue decreased by approximately $32,460 to $1,142,024 at April 30, 1997 from $1,174,484 at April 30, 1996 primarily due to a continued decline in Medicare service revenues and revenues received from the company's prepaid health clinic contract. The company is precluded from filing a Medicare risk contract application with the Health Care Finance Administration ("HCFA") until it achieves a commercial base of at least 5,000

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

members through the HMO. The Medicare risk contract is anticipated to be filed with the State in fiscal 1998.

     Patient related services decreased by $13,445 to $847,275 at April 30, 1997 from $860,720 at April 30, 1996. Patient related services as a percentage of total income was consistent at 74% for the quarter ended April 30, 1997 compared to 73% at April 30, 1996.

     General and administrative expenses of $797,590 for the third quarter ended April 30, 1997, increased by $383,943 over $413,647 of such expenses in the third quarter of 1996. The increase represents additional expenses related to development and marketing costs necessary to transform the company into an HMO.

LIQUIDITY.

     At April 30, 1997, the Company had working capital of $4,944,817 as compared to working capital of $218,152 at April 30, 1996. The Company has historically financed its working capital requirements through cash flows from operating activities. The substantial increase in working capital at April 30, 1997 is attributable primarily to proceeds received from a public offering of the Company's Common Stock in May, 1996.

     Net cash used by operating activities was $(706,515) for the nine months ended April 30, 1997, as compared to net cash provided by operating activities of $79,173 for the nine months ended April 30, 1996. The cash used by operating activities was attributable to depreciation and amortization charges of $115,685; a net increase in accounts receivable of $(46,920); an increase in other receivables of $(32,500); an increase in prepaid expenses and other assets of $(115,692); noncash compensation expense of $48,828; a decrease in the amount due from Medicare of $38,448; an increase in other liabilities of $207,816 and a year to date loss of $(922,180).

     Net cash used in investing activities for the nine months ended April 30, 1997 was approximately $280,181, primarily as a result of furniture, equipment and leasehold improvements associated with the development of the SunStar administrative offices and replacement of medical office equipment. This compares to a $9,512 change for the six months ended April 30, 1996.

     Net cash used in financing activities for the nine months ended April 30, 1997 was $43,305 as compared to net cash used in financing activities of $209,069 for the period ended April 30, 1996. This difference is attributable to $193,003 of shareholder distributions which occurred in the period ended April 30, 1996 and a $30,053 adjustment to offering proceeds which was made in December of 1996.

     During the next fiscal year, the Company's liquidity will be affected by the HMO operations and proposed expansions. As an HMO, SunStar Health Plan, Inc. will be required to maintain a minimum surplus in an amount which is the greater of $500,000 or 10% of total liabilities in minimum capital surplus pursuant to
Section 641 of the Florida Insurance Code. At December 31, 1996, SunStar Health Plan, Inc.'s audited financial statements reflect an actual surplus of $2,685,000. The companies cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

     HMO development costs will continue to be incurred by SunStar Health Plan, Inc. in fiscal years 1997 and 1998 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing and other growth strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employees' salaries and expenses).

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     Although the Company is unable to predict with any degree of certainty the effect on the Company of its proposed shift of business focus (e.g., from the provision of primary care services under provider agreements to the establishment of commercial HMO operations), it is possible that the Company's HMO operations could result in increased competition with HMOs operating in the State of Florida. As a result of such competition, it is possible that certain HMOs may terminate provider agreements with the Company, which could result in a significant decline in revenues. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to further develop new provider relationships, either contractually or otherwise, and pay salaries for additional personnel. The Company anticipates that it will make capital expenditures associated with, among other things, leasehold improvements and office equipment (including telephone and management information systems and software). The Company expects to pay salaries for additional financial, development, marketing and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

     The Company conducted an initial public offering in May, 1996 to provide funds for its expansion plans, and it is anticipated that the net proceeds from such offering, approximating $6,000,000, will be used to implement such expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the timetable for, its proposed expansion), that such offering proceeds, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements through the end of its current fiscal year. There can be no assurance that the offering proceeds will be sufficient to permit the Company to meet its objective of providing low-cost managed healthcare products to individuals and employers and to otherwise determine the viability and potential of proposed HMO expansions. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the public offering prove to be insufficient (due to unanticipated expenses, difficulties, problems or otherwise), the Company may be required to seek additional financing. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company.

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

                                                  SUNSTAR HEALTHCARE, INC.



                                                                 /s/
Date:__________________________                   ------------------------------
                                                  Jack Shields
                                                  Vice President and
                                                  Chief Financial Officer



                                                  SUNSTAR HEALTHCARE, INC.


                                                                 /s/
Date:__________________________                   ------------------------------
                                                  David Jesse
                                                  Executive Vice President and
                                                  Chief Operating Officer