Form 10KSB40
period 1997-07-31
SUNSTAR HEALTHCARE INC
filed 1997-11-13
CIK 1008993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended     July 31, 1997
                                     -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [No Fee Required]

       For the transition period from                  to
                                      -----------------   --------------------

     Commission file number     1-14382
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

         300 International Parkway, Suite 230, Heathrow, Florida 32746
               (Address of principal executive offices/Zip Code)
                                 (407)304-1066
                          (Issuer's telephone number)
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

     YES  X          NO
         ---            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year   $4,728,536
                                                               ----------

     The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on October 27, 1997, was $5,694,984 (based on the average closing bid and asked prices of the Registrant's Common Stock on October 27, 1997 of $4.375 and $4.75 respectively).

     As of September 30, 1997, 2,395,000 shares of the Registrant's Common Stock
                               ---------
were issued and outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE

             Proxy Statement for the 1997 Annual Meeting  Part III

 Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                 ---     ---

     _____________________________________________________________________

                                    PART I

Item 1.  Business

     Sunstar Healthcare, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1995 by National Home Health Care Corp., a publicly-held Delaware corporation ("National"), to hold the capital stock of Brevard Medical Center, Inc. ("Brevard") (which had as its wholly-owned subsidiary, Boro Medical Corp.) and First Health, Inc. ("First Health"), which previously were direct, wholly-owned subsidiaries of National. In January 1996, National contributed to the Company all of the issued and outstanding shares of capital stock of Brevard and First Health held by it, and Brevard and First Health became direct, wholly-owned subsidiaries of the Company.

     On May 15, 1996, the Company completed an initial public offering (the "Offering") pursuant to the Securities Act of 1933, as amended, which resulted in the issuance of 1,300,000 shares of Common Stock, par value $.001 (the "Common Stock"). The Offering yielded net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option in full to purchase additional shares of Common Stock, resulting in the Company's sale of an additional 195,000 shares of Common Stock, par value $.001, and realization of $853,125 in net proceeds.

     The Company is a managed health care company whose wholly-owned subsidiaries, Brevard, First Health and SunStar Health Plan, Inc. ("SHP", formerly known as Boro Medical Corp.) (hereinafter collectively referred to as the "Company") provide primary health care services through seven primary care centers located in central Florida and comprehensive health care benefits to individuals, families, small and large employer groups in its service areas through its Health Maintenance Organization ("HMO") contracts. As of October 15, 1997 the Company was approved to offer its HMO products in Brevard, Orange, Osceola, Seminole, Lake, Polk, Hernando, Volusia, Indian River, St. Lucie, Marion, Citrus and Sumter Counties. During the next eighteen months, the Company intends to expand its HMO target markets to include additional counties in central, northern and southern Florida with the intention of providing HMO products statewide. The Company will also seek to further serve the Medicare-eligible population in such markets by offering comprehensive health care coverage through a contract with the Health Care Financing Administration ("HCFA").

     The Company's HMO products provide comprehensive health care benefits to enrollees, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services, although the benefit plans require co-payments and/or deductibles in addition to the basic enrollee premium. Although a primary care physician assumes overall responsibility for the coordination of care, the Company offers its members access to its network of physicians without the need of a referral from the members' primary care physician.

     The Company currently offers primary health care services through its primary health care centers on a contractual and a fee-for-service basis. The primary health care services are delivered by eleven board certified or board eligible primary care physicians employed by the Company. The Company's primary health care operations consist primarily of medical treatment and care typically furnished in a family practitioner's office. The Company has provider agreements with third-party payors, such as Humana Health Care Plans, CAC/United Healthcare Plans of Florida, Inc. and Blue Cross Blue Shield of Florida, which are health maintenance organizations operating in the State of Florida. Pursuant to such agreements, the Company receives a fixed amount, or "capitated" fee, for each participating enrollee per month, regardless of utilization. The Company also has a prepaid cost reimbursement contract with the Health Care Financing Administration of the federal government ("HCFA"), pursuant to which the Company also provides prescribed primary health care to Medicare beneficiaries who enrolled directly with the Company prior to January 1, 1996.

     For the year ended July 31, 1997, medical services provided under the Company's contracts with HCFA, capitation with outside HMOs, its own HMO products, and on a fee-for-service basis accounted for approximately 38%, 34%, 2% and 25%, respectively, of the Company's revenues.

     The Company's objective is to continue to establish relationships with qualified physicians, hospitals and other health care providers who are willing to provide medical services to members of managed care organizations at a reasonable cost. The Company believes that these efforts will enable it to provide a variety of low-cost managed health care products to attract individuals and employer groups willing to enroll in the Company's HMO.

     The Company's strategy and preliminary and future expansion plans may be subject to change as a result of numerous factors, including progress or delays in the Company's expansion efforts, changes in market conditions, new or different opportunities which may become available to the Company in the future and competitive conditions.

PRIMARY HEALTH CARE OPERATIONS.

     The Company currently employs eleven board certified or board eligible primary care physicians. These family practitioners, pediatricians and general internists are responsible for providing and coordinating health care services to patients and are required to maintain local hospital admitting privileges in order to provide continuity of medical care. The Company's physicians provide medical services in accordance with quality assurance standards established by the American Medical Association and are continually monitored in accordance with the Company's quality improvement programs. The Company also employs one family nurse practitioner in its primary care operations.

     The Company enters into a one-year employment agreement with each of its employed physicians and other practitioners which is automatically renewable, subject to early termination upon three months' prior written notice. The agreements require physicians to devote their full time to the Company's business , to obtain and maintain professional licenses and include provisions which prohibit the employee from competing and soliciting and from disclosing proprietary information. The agreements also provide for guaranteed annual salaries plus incentive performance bonuses. The Company obtains and maintains professional malpractice insurance for each of its physicians.

COMMERCIAL HEALTH MAINTENANCE ORGANIZATION ("HMO") OPERATIONS

     On February 24, 1997 the Company was granted a license to offer its HMO products in its initial service area in Brevard County, Florida. Concurrent with the Company's objective to rapidly expand its network service areas, the Company was approved by the State of Florida Agency for Health Care Administration ("AHCA") on May 23, 1997 to expand its service area to include Orange, Osceola and Seminole counties. On September 2, 1997 the Company was approved by AHCA to expand its service area to include Hernando, Lake, Polk and Volusia counties. On October 3, 1997 the Company was approved by AHCA to expand its service area to include Indian River, St. Lucie, Marion, Citrus and Sumter counties. As of October 15, 1997 the Company had over 2,000 physicians and 20 hospitals contracted to deliver services under the HMO and approximately 2,800 members enrolled in the Company's HMO products.

REVENUE SOURCES AND REIMBURSEMENT.

     The Company currently offers health care services on a contractual, pre-paid and fee-for-service basis. The following table sets forth for the periods indicated the approximate revenues and percentages of revenues derived from the Company's various revenue sources.

                                 For the Fiscal Years Ended July 31,
                                   1996                       1997
                        --------------------------  -------------------------
HCFA                       $1,993,889        39.2%     $1,782,401       37.7%
Capitation Agreement        1,561,283        30.8%      1,595,112       33.7%
Fee-For-Service             1,393,892        27.4%      1,164,088       24.6%
Prepaid Health Clinic         131,786         2.6%        101,673        2.2%
HMO Products                        0         0.0%         85,262        1.8%
                           ----------                  ----------
                           $5,080,850       100.0%     $4,728,536      100.0%

HCFA Agreement.
--------------

     The Company has a prepaid cost reimbursement contract with HCFA, pursuant to which the Company provides prescribed primary care services to Medicare beneficiaries who enrolled directly with the Company prior to January 1, 1996. The Company currently provides medical services to approximately 2,400 Medicare enrollees through its five primary care centers in Brevard county. Medicare enrollees pay a nominal annual enrollment fee without monthly premiums, deductibles or copayments for medical services. The Company may bill Medicare patients for services not covered by the Company's agreement with HCFA.

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

     Pursuant to recent amendments to the Social Security Act, effective January 1, 1996, the Company is prohibited from enrolling Medicare beneficiaries who are not members of employer groups or unions under its agreement with HCFA until it establishes Medicare HMO operations. Such limitation may prevent the Company from enrolling certain new Medicare beneficiaries and increasing revenues under its contract with HCFA in the foreseeable future.

Agreements with Health Maintenance Organizations.
------------------------------------------------

     The Company also has provider agreements with several HMOs including Humana Healthcare Plans, United Healthcare Corporation and Blue Cross Blue Shield of Florida, pursuant to which the Company provides primary health care services for approximately 7,600 HMO enrollees. Under such agreements, the Company generally receives a fixed amount, or "capitated" fee, for each participating enrollee per month, regardless of utilization. Under certain circumstances, the Company is entitled to collect coinsurance obligations and deductibles from HMO enrollees, and is entitled to bill enrollees for medical services not provided by contract. Agreements with HMOs are generally short-term and contain short-term cancellation provisions. On September 30, 1997, the Company received notification that three of its provider agreements with Humana Health Care Plans, an HMO ("Humana") will terminate effective November 30, 1997, and two other provider agreements with Humana will terminate effective March 30, 1998. Revenue from these agreements amounted to approximately $376,000 for the year ended July 31, 1997. It is estimated that revenue will decrease by $190,000 in fiscal 1998 as a result of these terminations. However, to mitigate such decrease in revenue, the Company has entered into a provider agreement with another HMO in the same market area anticipating that an indeterminate number of former Humana members will enroll with the other HMO in order to retain the primary care physicians they had through Humana. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

Fee-for-Service.
---------------

     The Company offers health care services on a fee-for-service basis, pursuant to which the Company receives payments for medical services from individuals, private insurance companies, workers' compensation programs, municipalities, other self-insured groups and government assistance programs such as Medicare and Medicaid.

     Medicare is a federally funded and administered program that provides health care payments for most persons who are 65 years of age or older and entitled to retirement benefits. Medicare payments are based on a standard fee schedule used by HCFA. For the year ended July 31, 1997, the Company provided medical services on a fee-for-service basis to Medicare beneficiaries through its seven primary care facilities, which accounted for approximately 6% of the Company's revenues.

     Medicaid is funded jointly by the federal and state governments and covers indigent patients. The Company has entered into an agreement with the AHCA to provide primary care services to Medicaid patients. The Company must accept reimbursement from Medicaid as payment in full for medical services provided. For the year ended July 31, 1997, the Company provided medical services to Medicaid patients through its seven primary care centers which are qualified under state law to receive reimbursement under federal and state Medicaid guidelines. During such year, Medicaid services accounted for approximately 2% of the Company's revenues.

Prepaid Health Clinic.
---------------------

     The Company has provided medical services to subscribers pursuant to a prepaid health clinic license issued by the Florida Department of Insurance. This license permits the Company to provide certain primary health care coverage to individuals for a fixed monthly premium. For the year ended July 31, 1997, through its five centers in Brevard County, the Company had approximately 400 subscribers participating in the prepaid health clinic operations. As a condition of the Company receiving its license to operate as an HMO, the Company will no longer offer its prepaid health clinic product as of September 1, 1997.

COMPETITION.

     The managed health care industry is highly competitive. The Company's primary care centers currently compete with other providers of primary health care services, including primary care centers, regional hospitals and physician practice groups. Many of such competitors offer a broader range of primary health care services than the Company and have extensive relationships with group specialty practices. The Company currently competes primarily on the basis of reputation, quality of care and physician support.

     The managed health care industry has experienced significant changes in recent years, primarily due to rising health care costs. Employer groups have demanded a variety of health care options, such as traditional indemnity insurance, HMOs, point of service plans and preferred provider options, offered either through third parties or by self-funding. The Company's HMO operations compete with providers of all of these products, including CAC/United Healthcare Plans of Florida Inc., Humana Healthcare, Blue Cross/Blue Shield of Florida and PCA Health Plan, most of which have substantially greater financial, management, personnel and other resources than the Company. The Company also will be required to respond to various competitive factors affecting the health care industry generally, including new medical technologies which may be introduced, general trends relating to demand for health care services, regulatory, economic and political factors, changes in patient demographics and competitive pricing strategies by health maintenance organizations and other health care plans. The Company may be subject to significant competition in any new geographic areas it may enter, with respect to any products it may offer and with respect to any commercial and governmental health care programs developed. There can be no assurance that the Company will be able to compete successfully.

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

     In addition, the Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as medical expense and insurance recoveries, if any, are recorded as a reduction of medical expenses. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial health care claims is currently $50,000. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost.

GOVERNMENT REGULATION.

     The health care industry and physician medical practices are subject to extensive, stringent and frequently changing federal, state and local regulation, which is interpreted by regulatory authorities with broad discretion. The extensive regulatory framework applicable to physicians' practices imposes significant compliance burdens and risks on the Company.

     Various federal and state laws regulate the relationship between providers of health care services and physicians, including employment or service contracts, and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid and similar state statutes ("fraud and abuse laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. These laws have been interpreted broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. These regulations set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the fraud and abuse laws.

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

     The federal government and the State of Florida have each enacted statutes extensively regulating the activities of health maintenance organizations that are applicable to the Company's operations. Among the areas regulated are the scope of benefits required to be made available to members, the manner in which member rates are structured, procedures for review of quality assurance, enrollment requirements, composition of policy making bodies to assure member representation, the interrelationship between health maintenance organizations and their health care providers, licensure and financial condition. Under federal regulations, services to members must be provided substantially on a fixed prepaid basis, without regard to the actual degree of utilization of services. Although premiums established by a health maintenance organization may vary from account to account through composite rate factors and special treatment of certain broad classes of enrollees, traditional experience rating of accounts (i.e., setting premiums for a group account based on that group's part use of health care services) is not permitted under federal regulations. In Florida, health maintenance organizations must also comply with certain other provisions of state health and insurance laws, including the licensing of salespersons and maintenance of a minimum statutory net worth requirement (liquid tangible assets less liabilities). The Company must file periodic reports with, and will be subject to periodic review by, the federal and state licensing authorities which regulate the Company.

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

     Several proposals have recently been made by federal and state government officials that may lead to substantial health care reforms, including the implementation of a government-directed national health care system and stringent health care cost-containment measures. Adoption of such a system or cost controls could further limit reimbursement for medical services. Past congressional actions have resulted in changes in Medicare and Medicaid reimbursement rates, and the Company believes that it is likely that Congress will, over the next several years, substantially limit the growth of Medicare and Medicaid expenditures. Significant uncertainty exists as to the status of reimbursement and there can be no assurance that health care insurers and other third-party payors will continue to cover certain medical services or reimburse such services at current levels. Any significant reduction of health care insurance coverage for medical services could have a material adverse effect on the Company's business and prospects.

EMPLOYEES.

     The Company currently employs 95 persons, including 3 executive officers, 11 physicians, 1 nurse practitioner, 19 medical assistants and 61 other persons engaged in operations management, administrative, and clerical capacities. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTY.

     The Company occupies its primary care centers under third-party lease agreements. Its executive offices are currently on a month-to-month lease. The following table sets forth the location, approximate annual rent, use of each location and expiration date of each lease:


                     Approx.   Approx.                                Lease
     Location        SQ. FEET    RENT             USE            EXPIRATION DATE
-------------------  --------  --------  ---------------------  ------------------

Deltona, FL             2,500   $44,000  Primary Care Center    April 30, 1998
South Daytona, FL       2,200    30,000  Primary Care Center    October 31, 1997
Melbourne, FL           1,600    15,000  Administrative Office  Month to month
Melbourne, FL           2,900    50,000  Primary Care Center    September 30, 2000
Heathrow, FL(1)         6,200    54,000  Executive Office       Month-to-Month
Palm Bay, FL            3,800    40,000  Primary Care Center    December 31, 1999
Merritt Island, FL      2,680    29,000  Primary Care Center    December 31, 1999
Satellite Beach, FL     2,580    67,000  Primary Care Center    August 31, 2001
Titusville, FL          3,200    58,000  Primary Care Center    June 30, 1998
-----------------

(1) In October 1997, the Company relocated its executive offices to Heathrow, Florida from its former leased offices in Longwood, Florida due to a fire that occurred on October 24, 1997 at the Longwood location during repairs being made to the roof by a roofing contractor. Although certain of the Company's furniture and fixtures were damaged, the Company was able to continue uninterrupted operation of its business and relocate to new facilities. The Company is currently negotiating a short-term lease for these new facilities. For a period of the lesser of one year or until the Company relocates to permanent space, the Company's insurance carrier will cover lease payments that exceed the lease payments under the former lease for the Longwood facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event."

     Although the Company believes that its primary care centers are adequate for its existing operations, the Company regularly evaluates the adequacy of each primary care center. Each lease which expires in fiscal 1998 contains a renewal provision giving the Company the option to renew the subject lease. The Company expects to renew, or find other suitable locations for, all leases which will expire during fiscal 1998.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
-------------------

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market under the symbol "SUNS". The following are the high and low closing bid prices as provided by NASDAQ in the NASDAQ-Small Cap Market.

                                1996                                         1997
                        ---------------------                       -----------------------
     Period Ended          High        Low        Quarter Ended        High         Low
     --------------------------------------------------------------------------------------
                                               October 31, 1996          5           3-1/4
                                               January 31, 1997          5-7/8       3
                                               April 30, 1997            7-1/4       3-3/4
July 31, 1996               8-1/2      4-3/8   July 31, 1997             6-1/2       3-3/4


The quotations represent prices between dealers in securities, they do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

Holders.
--------

     The approximate number of holders of record of the Company's Common Stock at October 15, 1997 is 22. However, the Company estimates that there were 1,149 beneficial holders of the Company's Common Stock as of that date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"FORWARD-LOOKING" INFORMATION

     This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and, changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JULY 31, 1997 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 1996 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL.

    On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997 ("fiscal 1997"), SHP accelerated its plans to enter markets that are under-served by managed health care. Thus, SHP has rapidly expanded and been approved by the State of Florida Agency for Health Care Administration ("AHCA") to offer its HMO products in Orange, Osceola, Seminole, Hernando, Lake, Polk, Volusia, Indian River, St. Lucie, Marion, Citrus and Sumter Counties, Florida. As a result of this accelerated growth, development costs have also been accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to continue this rapid expansion throughout the State of Florida and has targeted more than forty additional counties for its HMO products over the next eighteen months. SHP has over 2,000 physicians and 20 hospitals in its current service areas contracted under the HMO. As of October 1, 1997, the Company enrolled 2,800 members and has estimated annualized HMO premium revenues of approximately $2,700,000. The net loss for fiscal 1997 is consistent with management's expectations and estimates provided in the Company's Offering statement with respect to the costs associated with the attainment of SHP's HMO license and the related start-up and development costs of an HMO.

GENERAL FINANCIAL INFORMATION.

                                                    FISCAL YEAR ENDED JULY 31,
                                                      1996             1997
                                                    ----------       ----------
Patient service revenue                             $                $ 4,728,536
Income (loss) from continuing operations              (222,468)       (1,631,165)
Income (loss) from continuing
 operations per common share                              (.15)(1)          (.68)
Total Assets                                         7,499,487         6,370,849
Long term obligations                                   16,540           108,521

_________________
(1) Gives effect to weighted average Common Stock and weighted incremental shares relating to Common Stock equivalents (options granted and warrants exercised) at July 31, 1996. (See sections entitled "Employment Agreements" and "Stock Option Plan".)

Results of Operations.
---------------------

Fiscal 1997 compared to year ended July 31, 1996 ("fiscal 1996").

     Patient service revenue declined by approximately $352,000 from $5,081,000 in fiscal 1996 to $4,729,000 in fiscal 1997. This decrease is attributable to a decline in revenues generated by the Company's primary care center operations of $437,000, offset by an $85,000 increase in revenues derived from the Company's HMO products, which commenced in the fourth quarter of fiscal 1997. The decrease in revenues from primary care center operations is the result of a $230,000 decline in fee-for-service revenue, a $30,000 decrease in prepaid health clinic revenue and a decrease in HCFA revenue of $211,000, offset slightly by a $34,000 increase in capitation revenue. Management believes that the decline in fee-for-service revenue is a trend reflective of the shift within the health care industry from fee-for-service based business toward managed care. Prepaid health clinic revenue decreased due to a decline in subscribers, as SHP began phasing out this product as a result of SHP receiving its license to operate as an HMO. Effective September 1, 1997, SHP no longer offers its prepaid health clinic product. The decline in HCFA revenue is due to amendments to the Social Security Act, effective January 1, 1996, which prohibits SHP from enrolling Medicare beneficiaries who are not members of employer groups or unions until it establishes Medicare HMO operations. It is anticipated that a Medicare risk contract will be filed with HCFA during the fiscal year ended July 31, 1998. Although the Company had anticipated a loss of capitation revenues in fiscal 1997 from fiscal 1996, these revenues increased slightly as a result of changes in the Company's provider agreements with a certain HMO. As a result of the changes, the Company realized higher reimbursement rates per enrollee, although the actual number of enrollees declined.

     As a result of the Company achieving its objective of obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company, for the first time, realized $85,000 in HMO premium revenues in fiscal 1997. The Company anticipates that HMO premium revenues will rapidly increase over the next eighteen month period as the Company will continue to implement its accelerated growth plan. However, there can be no assurance that such growth will occur as rapidly as the Company expects.

     Costs of patient related services as a percentage of revenues increased from 66% in fiscal 1996 to 72% in fiscal 1997. This increase is attributable to a decline in revenues that was not offset by a corresponding decline in patient related costs. As the costs to operate the Company's primary care centers are relatively fixed, the decline in revenues decreased fiscal 1997 operating margins. In addition, the Company incurred new medical costs related to its HMO products of $135,000. These costs were directly attributable to the Company establishing reserves for its small membership in its new HMO products. The Company anticipates that as HMO premium revenues increase, the amount of reserve required as a percentage of HMO revenue will decrease. However, there can be no assurance that such revenue growth or a decline in reserves as a percentage of revenue will occur as the Company expects.

     General and administrative expenses increased by $1,415,000 or 183% from $1,705,000 in fiscal 1996 to $3,120,000 in fiscal 1997. The increase is primarily the result of an increase in salaries and related benefits of approximately $625,000, an increase in professional and outsourcing fees of $250,000, increased advertising expenses of $194,000, an increase in occupancy and related costs of approximately $207,000 and an increase in HMO enrollment materials and related costs of $139,000. These expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO.

     Compensation expense decreased from $211,000 in fiscal 1996 to $65,000 in fiscal 1997 as the result of the granting of stock options related to certain contractual agreements in fiscal 1996.

     Interest income increased $198,000 or 367% from $54,000 in fiscal 1996 to $252,000 in fiscal 1997 as the result of the Company realizing $6,082,000 in proceeds from its initial public stock offering in May 1996.

     The provision (benefit) for income taxes decreased from a provision of $29,000 in fiscal 1996 to a (benefit) of $51,000 in fiscal 1997. This result is primarily attributable to the Company recording a current federal tax (benefit) in fiscal 1997 as compared to a current federal tax provision in fiscal 1996.

     As a result of the foregoing, the net loss increased to $(1,631,000) in fiscal 1997 from $(222,000) in fiscal 1996.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

     At July 31, 1997, the Company had working capital of $4,225,000 as compared to working capital of $5,898,000 at July 31, 1996. The decline in working capital from fiscal 1996 is attributable primarily to the development and marketing costs incurred in order to transform SHP into an HMO.

     Net cash used by operating activities was $(1,226,000) for fiscal 1997, as compared to net cash provided by operating activities of $300,000 for fiscal 1996. The decline in cash flow from operating activities of $1,526,000 is primarily attributable to the increased net loss of $1,409,000 in fiscal 1997 over fiscal 1996.

     Net cash used in investing activities for fiscal 1997 was approximately $(180,000), primarily as a result of purchases of furniture, equipment and leasehold improvements associated with the development of the Company's new administrative offices and replacement of medical office equipment. Net cash used in investing activities in fiscal 1996 was $(285,000) and was the result of a purchase of a $250,000 Certificate of Deposit to satisfy the Florida Department of Insurance net worth requirement for the SHP's Company's Prepaid Health Clinic license.

     Net cash used in financing activities for fiscal 1997 was $(62,000) as compared to net cash provided by financing activities of $5,762,000 for fiscal 1996. Cash used in financing activities in fiscal 1997 relates to principal payments under capital lease obligations of $32,000 and a $30,000 adjustment to the Offering proceeds realized in fiscal 1996. Cash provided by financing activities during fiscal 1996 primarily represents proceeds received from the Offering of the Company's Common Stock on May 15, 1996. As of September 30, 1997, proceeds from the Offering of approximately $1,542,000 have been used as working capital to finance the HMO development effort. An additional $291,000 of the Offering proceeds have been used to purchase furniture, equipment and leasehold improvements.

     Humana Health Care Plans ("Humana"), an HMO, has seven service agreements with the Company (five of which are with the Company's subsidiary, Brevard (the "Humana/Brevard Agreements") and two of which are with the Company's subsidiary First Health (the "Humana/First Health Agreements"). Humana has announced its intention to terminate the five Humana/Brevard Agreements in fiscal 1998, three of which will be terminated effective November 30, 1997 and two of which will be terminated effective March 30, 1998. Management estimates that, as a result of these contract terminations, revenue will decrease by approximately $190,000 in fiscal 1998. However, management believes that upon Humana's termination of the Humana/Brevard agreements, an indeterminate number of Humana members that are currently being treated by Brevard physicians will change their coverage to another HMO in the same market area and with whom Brevard has recently entered into an agreement to provide primary health care services to such former Humana
members.   The Company anticipates that such an arrangement will afford the
Company the opportunity to recover revenue that would otherwise be lost upon termination of the Humana/Brevard agreements since the Company believes that an indeterminate number of former Humana members, desiring to retain their physician-patient relationships, will continue to seek treatment from Brevard's primary care physicians. However, in spite of the Company's efforts to minimize the financial impact that may result from the termination of the Humana/Brevard Agreements, there can be no assurance that the Company will recover any amount of lost revenue resulting therefrom.

     Effective November 1, 1997, the method of payment under the two Humana/First Health Agreements changed from capitation to a fee schedule. Although management believes that there will be no significant adverse financial impact on the Company as a result of this change, there can be no assurance that an adverse impact will not result.

     During the next fiscal year, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. As an HMO, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $500,000 or 10% of total liabilities pursuant to Section 641 of the Florida Insurance Code. At June 30, 1997, SHP's unaudited quarterly statutory financial statements reflect an actual surplus of $3,246,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

     HMO development costs will continue to be incurred by SH in fiscal 1998 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses).

     Although the Company is unable to predict with any degree of certainty the effect on the Company of its proposed shift of business focus (e.g., from the provision of primary care services under provider agreements to the establishment of commercial HMO operations), it is possible that the Company's HMO operations could result in increased competition with HMOs operating in the State of Florida. As a result of such competition, it is possible that certain HMOs may terminate provider agreements with the Company, which could result in a significant decline in revenues. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to further develop new provider relationships, either contractually or otherwise, and pay salaries for additional personnel. The Company anticipates that it will make additional capital expenditures associated with, among other things, furniture, leasehold improvements and office equipment. The Company expects to pay salaries for additional marketing, development and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

     The Company conducted an initial public offering in May, 1996 to provide funds for its expansion plans. The net proceeds from such offering, approximating $6,000,000, have been and will continue to be used to implement such expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the accelerated timetable for, its proposed expansion), that remaining offering proceeds will be sufficient to satisfy its net tangible asset requirements as governed by Nasdaq and other equity requirements as governed by certain regulatory entities including, without limitation, the Florida Department of Insurance, AHCA and HCFA into the third quarter of fiscal 1998. However, during fiscal 1998, the Company intends to seek additional capital to further fund the HMO development and expansion and continue to satisfy the aforesaid net tangible asset and equity requirements. Such additional capital may be accomplished through equity or debt financings. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's stockholders.

Subsequent Event.
----------------

     In October 1997, the Company relocated its offices to Heathrow, Florida from its former leased offices in Longwood, Florida due to a fire that occurred on October 24, 1997 at the Longwood location during repairs being made to the roof by a roofing contractor. The fire did not have a material effect on the Company or its operations. Although certain of the Company's furniture and fixtures were damaged, the Company was able to replace same, relocate to new facilities and continue uninterrupted operation of its business. Although the Company expects to enter into a short-term lease for its current Heathrow facilities, the Company anticipates relocating its executive offices to another office complex in Heathrow which is currently under construction with completion anticipated in April 1998. The space to be occupied and terms of the lease for the premises under construction are currently being negotiated. The Company's insurance carrier will cover replacement costs for furniture and equipment, as well as, for a period of one year, lease payments in excess of the lease payments under the former lease for the Longwood facility.

ITEM 7.  FINANCIAL STATEMENTS.

     Filed as part of this report are audited financial statements for the years ended July 31, 1996 and 1997 commencing at page F-1.

ITEM 8.  CHANGES IN ACCOUNTANTS.

     Richard A. Eisner & Company, LLP, was previously the principal accountant
for the Company.   On August 27, 1996, that firm's appointment as principal
accountant was terminated and KPMG Peat Marwick, LLP, was engaged as principal accountant. The decision to change accountants was approved by the Board of Directors and ratified by the shareholders at the annual meeting of the shareholders held on December 16, 1996.

     In connection with the audit of the fiscal year ended July 31, 1995 and the subsequent interim period through August 27, 1996, there were no disagreements with Richard A. Eisner & Company, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.

     The audit report of Richard A. Eisner & Company, LLP, on the consolidated financial statements of the Company and subsidiaries as of and for the year ended July 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     Information concerning the directors, executive officers and significant employees of the Company is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1997. Such information is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION.


     Information concerning executive compensation is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1997. Such information is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information concerning the security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1997. Such information is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1997. Such information is hereby incorporated by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Filed as part of this 10-K annual report are audited financial statements for the years ended July 31, 1996 and 1997.

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1997.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                                 July 31, 1997


                  (With Independent Auditors' Report Thereon)

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                 July 31, 1997



                               Table of Contents
                               -----------------




                                                            Page
                                                           -------

Independent Auditors' Report                                 F-1

Consolidated Balance Sheet at July 31, 1997                  F-2

Consolidated Statements of Operations for the years
ended July 31, 1996 and 1997                                 F-3

Consolidated Statement of Changes in Shareholders'
Equity for the cumulative period from August 1, 1995
to July 31, 1997                                             F-4

Consolidated Statements of Cash Flows for the years
ended July 31, 1996 and 1997                                 F-5

Notes to Consolidated Financial Statements                   F-6 - 21

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
SunStar Healthcare, Inc.:

We have audited the accompanying consolidated balance sheet of SunStar Healthcare, Inc. and Subsidiaries (the Company) as of July 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunStar Healthcare, Inc. as of July 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1997, in conformity with generally accepted accounting principles.



                                    /s/
                                    KPMG Peat Marwick LLP


Jacksonville, Florida
September 16, 1997

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 July 31, 1997


               Assets                                                 1997
               ------                                             -----------
Current assets:
  Cash and cash equivalents                                       $ 4,525,677
  Patients accounts receivable, less allowance for doubtful
     accounts of approximately $125,000                               161,685
  Due from Medicare                                                      -
  Prepaid expenses and other assets                                   298,235
  Deferred taxes (note 5)                                              53,000
  Other receivables                                                    66,813
                                                                  -----------
          Total current assets                                      5,105,410

Furniture, equipment and leasehold improvements, net (note 2)         443,587
Goodwill, net (note 3)                                                346,004
Restricted cash (note 8(c))                                           280,000
Deposits and other assets                                             148,848
Deferred taxes (note 5)                                                47,000
                                                                  -----------
       Total                                                        6,370,849
                                                                  ===========

          Liabilities and Shareholders' Equity
          ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                               560,360
  Medical claims payable                                               93,858
  Unearned premium - Medicare                                         131,035
  Unearned premium - HMO                                               59,213
  Capital lease obligations, current (note 4)                          36,226
       Total current liabilities                                      880,692

Capital lease obligations, noncurrent (note 4)                        108,521
                                                                  -----------
          Total liabilities                                           989,213
                                                                  -----------

Shareholders' equity (note 1(a), 6 and 8):
  Shareholder's net investment                                           -
  Preferred stock, par value $.001 per share, 1,000,000 shares
     authorized, no shares outstanding                                   -
  Common stock, par value $.001 per share, 10,000,000 shares
     authorized, 2,395,000 shares issued and outstanding                2,395
  Additional paid-in capital                                        7,163,800
  Unearned compensation from stock options                           (130,209)
  Accumulated deficit                                              (1,654,350)
                                                                  -----------
          Total shareholders' equity                                5,381,636
                                                                  -----------

Commitments and contingencies (note 8)
          Total liabilities and shareholders' equity              $ 6,370,849
                                                                  ===========
See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   For the years ended July 31, 1996 and 1997




                                          1996         1997
                                       -----------  -----------

Patient service revenue                $5,080,850    4,728,536
                                       ----------   ----------

Cost and expenses:
  Cost of patient related services      3,371,131    3,426,767
  General and administrative            1,704,748    3,119,787
  Compensation expense (note 8(b))        210,937       65,104
  Amortization of intangibles              42,333       51,143
                                       ----------   ----------
       Total operating expenses         5,329,149    6,662,801
                                       ----------   ----------

Income (loss) from operations            (248,299)  (1,934,265)
Interest income                            54,431      252,100
                                       ----------   ----------

Income (loss) before income taxes        (193,868)  (1,682,165)
Provision for income taxes (note 5)        28,600      (51,000)
                                       ----------   ----------

       Net income (loss)               $ (222,468)  (1,631,165)
                                       ==========   ==========

Net income (loss) per share
 (note 1(d))                                $(.15)       $(.68)

Weighted average shares
 outstanding (note 1(d))                1,478,269    2,395,000


See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Shareholders' Equity

                   For the years ended July 31, 1996 and 1997




                                                                           Unearned
                                                                         Compensation
                                     Shareholders'           Additional      From
                                         Net        Common    Paid-in       Stock      Accumulated
                                      Investment    Stock     Capital      Options       Deficit        Total
                                    -------------   ------  ----------   ---------     -----------   -----------
Balance, July 31, 1995                 $1,036,946     -          -            -              -         1,036,946

Net loss                                 (199,283)    -          -            -            (23,185)     (222,468)
Net equity transactions with
  National Home Health
  Care Corp. (note 6)                    (131,163)                                                      (131,163)
Conversion of National Home
  Health Care Corp. net
  investment to
  common stock (note 1(b))               (706,500)     900     705,600        -              -              -
Issuance of stock (note 1(a))                -       1,495   6,082,002        -              -         6,083,497
Compensatory stock options
  granted (note 8 (b))                       -        -        406,250    (406,250)          -              -
Amortization of compensatory
  stock options (note 8 (b))                 -        -          -         210,937           -           210,937
                                    -------------   ------  -----------  ---------     -----------   -----------
Balance, July 31, 1996              $        -       2,395   7,193,852    (195,313)        (23,185)    6,977,749

Net loss                                     -        -          -            -         (1,631,165)   (1,631,165)
Stock issuance costs (note 1(a))             -        -        (30,052)       -              -           (30,052)
Amortization of compensatory
  stock options (note 8 (b))                 -        -          -          65,104           -            65,104
                                    -------------   ------  ----------   ---------     -----------   -----------
Balance, July 31, 1997              $                2,395   7,163,800    (130,209)     (1,654,350)    5,381,636
                                    =============    =====  ==========   =========     ===========   ===========


See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   For the years ended July 31, 1996 and 1997

                                                                      1996         1997
                                                                   ----------   ----------

Cash flows from operating activities:
  Net loss                                                         $ (222,468)  (1,631,165)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                    132,592      163,543
     Provision for doubtful accounts                                  225,000       15,000
     Deferred taxes                                                   (27,700)     (37,400)
     Noncash compensation                                             210,937       65,104
     Operating expenses and income taxes
      funded by National Home Health Care, Corp.                      165,068
     Gain on the sale of fixed assets                                    -          (3,473)
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                             (196,832)     (61,942)
       (Increase) decrease in prepaid expenses and other assets      (226,647)    (129,970)
       (Increase) decrease in due from Medicare                       (38,448)      38,448
       Increase in accounts payable,
         accrued expenses and other liabilities                       119,215      230,827
       Increase in medical claims payable                                -          93,858
       Increase (decrease)  in unearned premium - Medicare            159,521      (28,486)
       Increase in unearned premium - HMO                                -          59,213
                                                                   ----------   ----------
          Net cash provided by (used in) operating activities         300,238   (1,226,443)
                                                                   ----------   ----------

Cash flows from investing activities:
  Purchase of furniture, equipment and
     leasehold improvements                                           (35,377)    (183,221)
  Proceeds from sale of furniture, equipment
     and leasehold improvements                                          -           3,473
  Purchase of certificate of deposit, restricted                     (250,000)        -
                                                                   ----------   ----------
       Net cash used in investing activities                         (285,377)    (179,748)
                                                                   ----------   ----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                  (24,958)     (31,689)
  Initial public offering                                           6,083,497      (30,052)
  Shareholder distributions                                          (296,231)        -
                                                                   ----------   ----------
       Net cash provided by (used in) financing activities          5,762,308      (61,741)
                                                                   ----------   ----------

       Net increase (decrease) in cash and cash equivalents         5,777,169   (1,467,932)

Cash and cash equivalents, beginning of period                        216,440    5,993,609
                                                                   ----------   ----------

Cash and cash equivalents, end of period                            5,993,609    4,525,677
                                                                   ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                           $    5,168       10,447
                                                                   ==========   ==========

Noncash investing and financing activities
 (notes 1(a), 4, 6 and 8)

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 July 31, 1997



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

        SunStar provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida. Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its health maintenance organization (HMO) product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in various counties throughout Florida in accordance with the provisions of Chapter 641, Florida Statutes. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs have been reflected as general and administrative expense in the accompanying financial statements.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (a)  Organization, continued
        -----------------------

        On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. During 1997, the Company paid $30,052 of additional stock issuance costs related to the Offering which has been reflected as a reduction of paid-in capital in the accompanying financial statements.

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

        The 1996 financial statements reflect the results of operations and cash flows of the Company, from the date of its formation, and the Predecessor, as a component of NHHC, and may not be indicative of actual results of operations and financial position of the Company after the aforementioned reorganization. The 1997 financial statements reflect the results of operations, financial condition and cash flows of the Company after the reorganization.

        Shareholder's net investment represents NHHC's contribution of its net investment after giving effect to net income (loss) of SunStar, net equity transactions with NHHC (see note 6) and certain compensation charges (see note 8). Effective on May 15, 1996, the balance of this net investment was converted to common stock issued and additional paid-in capital (see note 1(a)). The Company separately presents retained earnings beginning on the effective date of the Offering. The 1996 consolidated financial statements include no provision for interest on capital of NHHC used by the Company prior to the Offering.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (c)  Revenue Recognition
        -------------------

        The Company, through its out patient medical centers, recognized fee-for-service revenues based on net realizable amounts due from patients and third-party payors at the time medical services are rendered and capitated fees for participating enrollees from HMO's during the month of coverage regardless of utilization. Premium revenue for prepaid health care under the Company's HMO is recognized as earned on a pro rata basis over the contract period.

        Health care costs relating to capitated fee arrangements from HMOs are recognized as services are provided. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated settlement for open-year cost reports subject to audit.

   (d)  Per Share Data
        --------------

        The Company has reflected in its calculations of earnings per share the 900,000 shares issued by SunStar to NHHC as if such shares were considered to have been issued at the beginning of the respective period. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the initial public offering price during the 12 months immediately preceding the initial public offering have been included in the calculation of weighted average shares outstanding using the treasury stock method, as if they were outstanding for all periods presented whether they are antidilutive or not. Common stock equivalents, except as discussed above, are not included in the computation of net loss per share as their effect is antidilutive due to the Company's net losses attributable to common shares.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (g)  Goodwill
        --------

        Goodwill resulting from the purchase of certain physician practices is being amortized over periods of 5 to 20 years on a straight-line basis. Goodwill is evaluated periodically, on a site-by-site basis, and adjusted, if necessary, if events and circumstances indicate that an other than temporary decline in value below the current unamortized historical cost has occurred. Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and projected undiscounted cash flows.

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

        Income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes result primarily from the use of accelerated depreciation for tax purposes and from reserves for uncollectible accounts receivable.

   (i)  Recently Issued Accounting Pronouncements
        -----------------------------------------

        In March 1995 and October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," and Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," respectively. SFAS 121 and SFAS 123 are effective for the Company's fiscal year ended July 31, 1997.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (i)  Recently Issued Accounting Pronouncements, continued
        ----------------------------------------------------

        The Company's adoption of SFAS 121 during 1997 had no impact on the accompanying financial statements. The Company will continue to measure employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures under the fair value based method as required by SFAS 123.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share." SFAS 128 will be effective for the Company's second quarter ended January 31, 1998. The Company believes adoption of SFAS 128 will not have a material impact on its financial statements.

   (j)  Use of Estimates
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to goodwill, depreciable assets, valuation reserves for accounts receivable and liabilities for incurred but not reported medical claims.

(2) Furniture, Equipment and Leasehold Improvements
    -----------------------------------------------

    Furniture, equipment and leasehold improvements at July 31, 1996 and 1997 consist of the following:

                                                  1997
                                              ------------

         Furniture, equipment and fixtures    $ 1,482,795
         Leasehold improvements                   311,016
                                              -----------
                                                1,793,811
         Less accumulated depreciation
           and amortization                    (1,350,224)
                                              -----------

              Net furniture, equipment and
                leasehold improvements        $   443,587
                                              ===========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Furniture, Equipment and Leasehold Improvements, continued
    ----------------------------------------------------------

    The net book value of furniture and equipment held under capital leases was approximately $187,000 at July 31, 1997. Depreciation expense includes depreciation on assets held under capital leases.


(3) Goodwill
    --------

    Goodwill at July 31, 1997 consists of the following:


                                                    1997
                                                    ----

            Balance, beginning of period         $387,562
            Amortization                          (41,558)
                                                  -------
               Balance, end of period            $346,004
                                                 ========


(4) Capital Lease Obligations
    -------------------------

    At July 31, 1997, approximate future minimum lease payments under capitalized lease obligations were as follows:

            Year ended July 31                      Amount
            ------------------                     --------
            1998                                   $ 50,823
            1999                                     44,683
            2000                                     36,526
            2001                                     35,597
            2002                                     15,897
                                                   --------
               Total minimum lease payments         183,526

            Less amounts representing interest      (38,779)

            Less amounts due within one year        (36,226)
                                                   --------

            Amounts due after one year             $108,521
                                                   ========

  During 1997, the Company acquired equipment under capital leases for $184,437.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)  Income Taxes
     ------------

     The provision for income taxes for the years ended July 31, 1996 and 1997 consists of:

                                                                     1996        1997
                                                                   ---------  ----------
         Current:
           Federal                                                 $ 50,300     (13,600)
           State                                                      6,000
                                                                   --------
                                                                     56,300     (13,600)
         Deferred tax benefit                                       (27,700)    (37,400)
                                                                   --------   ---------
           Total                                                   $ 28,600     (51,000)
                                                                   ========   =========

    Deferred tax assets at July 31, 1997 are as follows:

                                                                                   1997
                                                                              ---------
         Deferred tax assets:
           Net operating loss carryforward                                    $ 605,000
           Accounts receivable reserves                                          45,800
           Furniture, equipment and leasehold improvements                       12,600
           Goodwill and other intangible asset                                   17,000
           Medical claims payable                                                15,200
           Stock option amortization                                            103,900
           Deferred Medicare                                                     49,300
                                                                              ---------
           Net deferred tax assets                                              848,800
           Less valuation allowance                                            (705,000)
                                                                              ---------
              Net deferred tax assets                                           143,800

         Deferred tax liabilities:
           HMO startup costs                                                    (38,000)
           Other assets                                                          (5,800)
                                                                              ---------
              Net deferred tax liabilities                                      (43,800)
                                                                              ---------

                Net deferred tax asset                                        $ 100,000
                                                                              =========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5) Income Taxes, continued
    -----------------------

    The reconciliation of the statutory tax rate to the effective rate for the years ended July 31, 1996 and 1997 are as follows:

                                                   1996       1997
                                                 ---------  ---------
      Federal statutory rate                     $(65,900)  (571,900)
      State taxes, net of federal tax benefit      (7,000)   (70,200)
      Change in valuation allowance                79,800    625,200
      Overaccrual of prior year taxes                -       (13,600)
      Other                                        21,700    (20,500)
                                                 --------   --------
                                                 $ 28,600    (51,000)
                                                 ========   ========

    The difference between the tax provision provided for the year ended July 31, 1997 and that expected from applying the U.S. statutory rate to loss from operations before taxes is primarily attributable to the Company recording a valuation allowance for deferred tax assets related to net operating loss (NOL) carryforwards and compensation charges for stock options to key employees which are not currently deductible for income taxes. The realization of the tax benefits related to these NOL carryforwards and stock options is dependent on future earnings and market conditions and have not been recorded. Management considers net deferred tax assets resulting from other temporary differences to be realizable based on anticipated future earnings. NOL carryforwards against future taxable income were approximately $1,609,000 at July 31, 1997. Such NOLs are scheduled to expire in 2112.


(6) Net Equity Transactions with NHHC
    ---------------------------------

                                             1996        1997
                                          ----------  ----------

         Corporate expense allocation     $ 18,750         -
         Expenses paid by NHHC on
           behalf of the Company           115,626         -
         Income taxes                       30,692         -
         Shareholder distributions        (296,231)        -
                                         ---------    ----------
                                         $(131,163)        -
                                         =========    ==========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7) Concentration of Credit Risk and Major Payors
    ---------------------------------------------

    Capitation revenue from HMOs as a percentage of patient service revenue amounted to approximately 31% in 1996 and 34% in 1997.

    In addition, approximately 39% in 1996 and 38% in 1997 of patient service revenue was derived under a federal cost reimbursement contract.


(8) Commitments, Contingencies and Other Matters
    --------------------------------------------

   (a)  Leases
        ------

        The Company rents various medical and office facilities under terms of several lease agreements which include escalation clauses. The Company also rents various medical and office facilities pursuant to operating leases currently subject to monthly renewals at the option of the Company. At July 31, 1997, minimum annual rental commitments under noncancelable operating leases are as follows:

           1998             $  326,070
           1999                207,877
           2000                101,629
           2001                 72,631
           2002                  9,636

        Rent expense amounted to approximately $329,000 and $389,000 for the years ended July 31, 1996 and 1997, respectively.

   (b)  Employment and Consulting Agreements
        ------------------------------------

        In connection with the Offering, the Company agreed to retain the underwriter as a consultant for a period of two years at a fee of $18,500 per year. In addition, the Company has granted warrants to the underwriter to purchase an aggregate of 130,000 shares of common stock at an exercise price equal to $6.00 per share. The warrants are exercisable on or after April 15, 1997 and expire on May 15, 2001.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (b)  Employment and Consulting Agreements, continued
        -----------------------------------------------

        The Company has entered into an employment agreement with the Company's President and Chief Executive Officer. The agreement expires on the second anniversary of the successful completion of the Offering which became effective on May 15, 1996 (the Effective Date), provided that the agreement may be renewed for successive one-year periods unless, within thirty days of the expiration of the agreement, either party notifies the other of its election not to renew the agreement. The agreement also provides that for so long as the President remains employed by the Company, he shall serve as a member of the Company's Board of Directors and shall have the right to appoint one additional member to the Board of Directors. The agreement provides for an annual salary of $125,000 in the first year and $150,000 in the second year, payable commencing on the Effective Date. The agreement also provides for such bonuses as the Board of Directors may determine based on performance and other criteria. The agreement contains a confidentiality provision and a covenant not to compete with the Company for a period of six months following termination of employment.

        In addition, in January, 1996, the Company granted options to the President to purchase an aggregate of 250,000 shares of common stock at an exercise price equal to $.25 per share. The options are currently exercisable as to one-half of the shares covered thereby and shall be exercisable as to an additional one-fourth of the shares covered thereby on January 28, 1998 and 1999, respectively, provided that the President is employed by the Company on each such date. Commencing two years after the Effective Date, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of common stock issuable pursuant to the exercise of such options.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (b)  Employment and Consulting Agreements, continued
        -----------------------------------------------

        In addition, the Company granted to the Executive Vice President options to purchase an aggregate of 75,000 shares of the Company's common stock, of which options to purchase 25,000 shares, at an exercise price of $0.25 per share, and 16,667 shares, at an exercise price of $4.00 per share, currently are exercisable. The remaining 33,333 options, which have been granted pursuant to the Company's 1996 Stock Option Plan (the
        Plan) and which have an exercise price of $4.00 per share, shall be exercisable as to an additional 16,667 of the shares covered thereby on May 15, 1998 and 1999, respectively, provided that the Executive Vice President is employed by the Company on such dates. Commencing two years after the Effective Date, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of common stock issuable upon exercise of such options.

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

        The Company's granting of options relating to the above agreements resulted in a charge to operations of approximately $211,000 and $65,000 in the years ended July 31, 1996 and 1997, respectively. Unearned compensation at July 31, 1997 amounts to approximately $130,000 which is presented as a reduction of equity. Such unearned amounts will be accounted for as an expense during the periods in which the related services are performed.

   (c)  Regulatory Requirements
        -----------------------

        Restricted cash consists of funds held as collateral for certain regulatory requirements. As an HMO licensed in Florida, SunStar Health Plan, Inc. is required to maintain a minimum capital surplus in an amount which is the grater of $500,000 or 10% of total liabilities pursuant to Section 641 of the Florida Insurance Code. The Company is in compliance with this requirement and had a statutory surplus of $3,257,000 at July 31, 1997. Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the Insurance Department of the State of Florida.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (d)  Stock Option and Benefit Plans
        ------------------------------

        Through the Effective Date, employees of the Company participated in NHHC's Employee Savings and Stock Investment Plan organized under
        Section 401(k) of the Internal Revenue Code. Under the Plan, employees may have contributed 10% of their salary into the Plan, limited to the maximum amount allowable under federal tax regulations. The Company matched employee contributions invested in NHHC common stock up to 5% of the employees' salary and may also have made additional contributions at its discretion. In addition to investing in NHHC stock, an employee may have invested in several mutual funds. The Company's contribution for the year ended July 31, 1996 amounted to approximately $29,000.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (d)  Stock Option and Benefit Plans, continued
        -----------------------------------------

        SunStar had agreed that for a period of one year from the Offering, it would not grant any options under the Plan without the prior written consent of the underwriter, which consent would not be unreasonably withheld.

        The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended July 31, 1996 and 1997: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .84; and a weighted-average expected life of the option of 5 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31, follows:

                                                 1996        1997
                                              ---------  -----------
               Pro forma net loss             $(286,341)  (1,755,373)

               Pro forma loss per share       $    (.19)        (.73)


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (d)  Stock Option and Benefit Plans, continued
        -----------------------------------------

        The weighted average fair value of options granted during the year ended July 31, 1996 with exercise prices below the market price of the stock on the date of grant was $1.12. Options granted during the year ended July 31, 1996 with exercise prices greater than the market price of the stock on the date of grant have a weighted average fair value of $.57. The weighted average fair value of options granted during the years ended July 31, 1996 and 1997 with exercise prices equal to the market price of the stock on the date of grant was $3.53 and $2.82, respectively. A summary of the Company's stock option activity, and related information for the years ended July 31 follows:

                                                   1996               1997
                                           ------------------  ------------------
                                                     Weighted            Weighted
                                                     Average             Average
                                                     Exercise            Exercise
                                           Options    Price    Options    Price
                                           --------  --------  --------  --------

         Outstanding, beginning of year        -     $   -     437,500      $1.47

         Granted                            437,500      1.47  130,000       4.00

         Forfeited/canceled                    -         -     (75,000)      5.00
                                            -------            -------

         Outstanding, end of year           437,500      1.47  492,500       1.60
                                           ========            =======

         Exercisable at end of year         175,000      1.27  280,833       1.46
                                           ========            =======


        Exercise prices for options outstanding as of July 31, 1997 ranged from $0.25 to $5.00. Options exercisable at $0.25 per share totaled 325,000 of which 200,000 were exercisable at July 31, 1997. Options with exercise prices ranging from $4.00 to $5.00 totaled 167,500 of which 80,833 were exercisable at July 31, 1997. The weighted average remaining contractual life of options exercisable at $0.25 and $4.00 to $5.00 per share was 8.52 and 7.40 years, respectively, at July 31, 1997.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (e)  Other
        -----

        Common stock reserved for future issuance at July 31, 1997 is as follows:


                                                                        Number of
                                                                         Shares
                                                                        ---------

          Options granted under employment and consulting agreements      325,000
          Option granted to a director                                     20,000
          Options granted under the Plan                                  147,500
          Reserved for future grants under the Plan                        32,500
          Warrants granted to underwriters                                130,000
                                                                          -------
                                                                          655,000
                                                                          =======

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

        The Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as medical expense and insurance recoveries, if any, are recorded as a reduction of medical expenses. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial healthcare claims is currently $50,000.

                                   Signatures

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNSTAR HEALTHCARE, INC.

                                            By: /s/ Jack W. Shields
                                                --------------------------------
                                                   Jack W. Shields
                                                   Vice President and
                                                   Chief Financial Officer

Dated:  November 13, 1997
                 --

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES                                                TITLE
----------                                                -----
/s/ Warren D. Stowell
---------------------------     President, Chief Executive Officer, and Chairman
Warren D. Stowell               (Principal Executive Officer)

/s/ David A. Jesse
---------------------------     Executive Vice President, Chief Operating
David A. Jesse                  Officer, Director

/s/ Jack W. Shields
---------------------------     Vice President, Chief Financial Officer
Jack W. Shields                 (Principal Financial and Accounting Officer)

/s/ Frederick H. Fialkow
---------------------------     Director
Frederick H. Fialkow

/s/ Steven Fialkow
---------------------------       Director
Steven Fialkow

/s/ Bernard Levine, M.D.
---------------------------     Director
Bernard Levine, M.D.

/s/ Richard Seidelman, M.D.
---------------------------     Director
Richard Seidelman, M.D.

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

  4.4     Form of 1996 Stock Option Contract**

  10.1    Form of Agreement with Humana Health Care Plans*

  10.2    Form of Agreement with CAC/United Healthcare Plans of Florida, Inc.*

  10.3    Form of Agreement with Blue Cross Blue Shield of Florida*

  10.4 Agreement for Health Care Prepayment Plan, dated September 30, 1992, between the Health Care Financing Administration and Boro Medical Corporation*

  10.5 Certificate from State of Florida, Agency for Health Care Administration certifying Boro Medical Corporation a Healthcare Provider*

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

  10.8 Form of Employment Agreement, dated as of January 10, 1996, between the Company and Michael Landau *

  10.9 Form of First Amendment to Employment Agreement, dated as of April 17, 1996 between the Company and Warren D. Stowell**

  10.10 Form of First Amendment to Employment Agreement, dated as of April 17, 1996 between the Company and David Jesse**

  10.11   Lease, dated June 27, 1996, between the Company and Ronald
          D. Nutt***

  10.12 Agreement for Third Party Administrator Services, dated March 7, 1997, between Healthplan Services, Inc. and SunStar Health Plan, Inc.****

  11. Statement of Per Share Earnings (included in Consolidated Financial Statements attached to this report)

  16.1    Letter on Change in Certifying Accountant****

  21.1    List of Subsidiaries*

  23.1    Consent of KPMG Peat Marwick LLP****

  27.     Financial Data Schedule ****

-------

* Filed as same exhibit reference to Form SB-2 Registration Statement, filed on February 26, 1996, File No. 333-1650

**    Filed as same exhibit reference to Amendment No. 2 to Form SB-2
Registration Statement, filed on May 9, 1996, File No. 333-1650.

***   Filed as same exhibit reference to Form 10-KSB for the fiscal year ended
July 31, 1996.

****  Filed herewith.