Form 10QSB
period 1997-10-31
SUNSTAR HEALTHCARE INC
filed 1997-12-15
CIK 1008993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


            For the quarterly period ended     October 31, 1997
                                          ------------------------------
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from              to
                                          --------------  --------------

            Commission file number     1-14382
                                  ----------------


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
            (Exact name of registrant as specified in its charter)

            Delaware                                   59-3361076
  --------------------------------     ---------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

      300 International Pkwy, Ste 230, Heathrow,        Florida 32746
      ------------------------------------------        -------------
      (Address of principal executive offices)            (Zip Code)

                                (407) 304-1066
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 2,445,000 shares of the Registrant's common stock outstanding as of December 1, 1997.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 1997

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 1997

PART I.        FINANCIAL INFORMATION                                             PAGE
                                                                                 ----

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR
               HEALTHCARE, INC. AND SUBSIDIARIES.................................   1

               Consolidated Balance Sheet........................................   1

               Consolidated Statements of Operations.............................   2

               Consolidated Statements of Cash Flows.............................   3

               Notes to Consolidated Financial Statements........................   4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...............................   7

PART II.       OTHER INFORMATION.................................................  11

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................  11

SIGNATURES.......................................................................  12

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheet
                                October 31, 1997
                                  (unaudited)

               ASSETS
               ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $4,194,826
  Patients accounts receivable, less allowance for doubtful
     accounts of approximately $125,000                                                         149,868
  Prepaid expenses and other assets                                                             422,590
  Deferred taxes                                                                                 53,000
  Other receivables                                                                              87,229
                                                                                             ----------

     TOTAL CURRENT ASSETS                                                                     4,907,513

Other Assets:
  Furniture, equipment and leasehold improvements, net                                          430,322
  Goodwill, net                                                                                 335,614
  Restricted cash                                                                               280,000
  Deposits and other assets                                                                     155,563
  Deferred taxes                                                                                 47,000
                                                                                             ----------
     TOTAL                                                                                   $6,156,012
                                                                                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                      $  586,435
  Medical claims payable                                                                        494,934
  Estimated settlement  Medicare                                                                190,628
  Unearned premium - Medicare                                                                   124,920
  Unearned premium - HMO                                                                        148,849
  Capital lease obligations, current                                                             35,279
                                                                                             ----------
     TOTAL CURRENT LIABILITIES                                                                1,581,045

Capital lease obligations, noncurrent                                                           100,435
                                                                                             ----------
          TOTAL LIABILITIES                                                                   1,681,480

Shareholders' equity
  Preferred stock, par value $.001 per share, 1,000,000 shares
    authorized, no shares outstanding                                                                -0-
  Common stock, par value $.001 per share, 10,000,000 shares
    authorized, 2,395,000 shares issued and outstanding                                           2,395
  Additional paid-in capital                                                                  7,163,800
  Unearned compensation from stock options                                                     (113,933)
  Retained earnings (deficit)                                                                (2,577,730)
                                                                                             ----------
   TOTAL SHAREHOLDERS' EQUITY                                                                 4,474,532
                                                                                             ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $6,156,012
                                                                                             ==========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                     Consolidated Statements of Operations
              For the three months ended October 31, 1996 and 1997
                                  (unaudited)

                                                        1996              1997
                                                     ----------        ----------
Revenues:
     Primary care center                             $1,291,535        $1,020,218
     HMO premiums                                           -0-           474,653
     Investment income                                   69,972            59,094
                                                     ----------        ----------
        Total revenues                                1,361,507         1,553,965

Operating expenses:
     Primary care center                                849,029           727,990
     HMO medical costs                                      -0-           548,460
     Selling, general and administrative                597,520         1,164,919
     Compensation expense                                   -0-            16,276
     Amortization of intangibles                          8,311            19,700
                                                     ----------        ----------
       Total operating expenses                       1,454,860         2,477,345

Income (loss) before income taxes                       (93,353)         (923,380)
Provision for income taxes                               13,677               -0-
                                                     ----------        ----------

       Net income (loss)                             $  (79,676)       $ (923,380)
                                                     ==========        ==========

Net income (loss) per share                          $    (0.03)       $    (0.39)

Weighted average shares outstanding                   2,395,000         2,395,000



See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the three months ended October 31, 1996 and 1997
                                  (unaudited)

                                                                                1996             1997
                                                                             ----------       ----------

Cash flows from operating activities:
  Net (loss)                                                                 $  (79,676)      $ (923,380)
  Adjustments to reconcile net (loss) to
    net cash provided by (used in) operating activities:
     Depreciation and amortization                                               37,009           49,184
     Provision for doubtful accounts                                             15,006              -0-
     Deferred taxes                                                              (6,691)             -0-
     Noncash compensation                                                           -0-           16,276
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts and other receivables                   (111,668)          50,622
       Decrease (increase) in prepaid expenses and other assets                (123,239)        (140,263)
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities                                 (46,504)          26,075
       Increase (decrease) in medical claims payable                                -0-          401,076
       Increase (decrease) in unearned premium - Medicare                        (4,667)         124,920
       Increase (decrease) in estimated settlement - Medicare                   110,275           59,593
       Increase (decrease) in unearned premium - HMO                                -0-           89,636
                                                                             ----------       ----------

     Net cash provided by (used in) operating activities                       (210,155)        (246,261)

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                   (43,363)         (75,557)
                                                                             ----------       ----------
       Net cash used in investing activities                                    (43,363)         (75,557)

Cash flows from financing activities:
  Principal payments under capital lease obligations                             (5,671)          (9,033)
                                                                             ----------       ----------
       Net cash used in financing activities                                     (5,671)          (9,033)
                                                                             ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (259,189)        (330,851)
       Cash and cash equivalents, beginning of period                         5,993,609        4,525,677
                                                                             ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $5,734,420       $4,194,826
                                                                             ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                                   $    1,079       $    3,997
                                                                             ==========       ==========

NON CASH INVESTING AND FINANCING ACTIVITIES
  FURNITURE AND EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATIONS           $   78,699       $      -0-
                                                                             ==========       ==========
  FURNITURE AND EQUIPMENT DISPOSALS SUBJECT TO INSURANCE RECOVERY            $        0       $   59,222
                                                                             ==========       ==========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                                October 31, 1997


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


     SunStar provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida. Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its health maintenance organization (HMO) product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in various counties throughout Florida in accordance with the provisions of Chapter 641, Florida Statutes. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs, have been reflected as selling, general and administrative expense in the accompanying financial statements.

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


     (b)  Basis of Presentation
          ---------------------

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.

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

     (c)  Revenue Recognition
          -------------------

          The Company, through its primary care centers, recognizes fee-for-service revenues based on net realizable amounts due from patients and third-party payors at the time medical services are rendered and capitated fees for participating enrollees from outside HMOs during the month of coverage regardless of utilization. Premium revenue for prepaid health care under the Company's HMO is recognized as earned on a pro rata basis over the contract period.

          Health care costs relating to capitated fee arrangements from outside HMOs are recognized as services are provided. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated settlement for open-year cost reports subject to audit.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


     (d)  Per Share Data
          --------------

          Common stock equivalents are not included in the computation of net loss per share as their effect is antidilutive due to the Company's net losses attributable to common shares.

     (e)  Furniture, Equipment and Leasehold Improvements
          -----------------------------------------------

          Furniture, equipment and leasehold improvements are stated at cost and depreciated over estimated useful lives of three to ten years on a straight-line basis.

     (f)  Goodwill
          --------

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

     (g)  Malpractice
          -----------

          The Company insures its malpractice risks on a claims-made basis. The Company has secured claims-made coverage from August 1, 1997 through July 31, 1998, with retroactive coverage through July 1, 1993. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made, because the amount, if any, is not readily estimable.

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

     (h)  Reclassifications
          -----------------

          Certain reclassifications have been made to the prior year's financial statement amounts to conform to the current year's financial statement presentation.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


"FORWARD-LOOKING" INFORMATION
     This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and, changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.


THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF OCTOBER 31, 1997 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTERS ENDED OCTOBER 31, 1997 AND 1996 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JULY 31, 1997.

GENERAL.
     On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997, SHP accelerated its plans to enter markets that are under-served by managed health care. Thus, SHP has rapidly expanded and been approved by the State of Florida Agency for Health Care Administration ("AHCA") to offer its HMO products in Orange, Osceola, Seminole, Hernando, Lake, Polk, Volusia, Indian River, St. Lucie, Marion, Citrus and Sumter Counties, Florida. As a result of this accelerated growth, development costs have also been accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to continue this rapid expansion throughout the State of Florida and has targeted more than forty additional counties for its HMO products over the next eighteen months. SHP has over 2,000 physicians and 20 hospitals in its current service areas contracted under the HMO. As of December 1, 1997, the Company has enrolled approximately 4,200 members. The net loss for the first quarter of fiscal 1998 is consistent with management's expectations with respect to the costs associated with the related start-up and development costs of an HMO.

GENERAL FINANCIAL INFORMATION.

                                            QUARTER ENDED OCTOBER 31
                                             1996              1997
                                          ----------        ----------

Total Revenue                             $1,361,507        $1,553,965
Net loss                                     (79,676)         (923,380)
Net loss per common share                       (.03)             (.39)
Total Assets                               7,557,614         6,156,012
Long term obligations                         77,342           100,435

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Results of Operations.
----------------------

Quarter ended October 31, 1997 compared to quarter ended October 31, 1996

          Total revenues increased by approximately $192,000 from $1,362,000 for the quarter ended October 31, 1996 to $1,554,000 for the quarter ended October 31, 1997. This increase is attributable to $475,000 of revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with a decline in primary care center operations of $271,000 and lower interest income of approximately $11,000. The decrease in revenues from primary care center operations is the result of a $13,000 decline in fee-for-service revenue, a $29,000 decrease in prepaid health clinic revenue, a decrease in HCFA revenue of $136,000 and a decrease in capitation revenue of $85,000. Prepaid health clinic revenue decreased as SHP was required to phase out this product as a result of receiving its license to operate as an HMO. Effective September 1, 1997, SHP no longer offers its prepaid health clinic product. The decline in HCFA revenue is due to a smaller base of Medicare beneficiaries, coupled with a lower anticipated reimbursement rate for the quarter ended October 31, 1997 when compared to the quarter ended October 31, 1996. Amendments to the Social Security Act, effective January 1, 1996, prohibits SHP from enrolling Medicare beneficiaries who are not members of employer groups or unions until it establishes Medicare HMO operations. It is anticipated that a Medicare risk contract will be filed with HCFA during the fiscal year ended July 31, 1998. The decrease in capitation revenues for the quarter was a result of approximately $76,000 in retroactive capitation and bonus payments received in the first quarter of 1996 which had not previously been recognized, coupled with a catch up in establishing an accrual for estimated bonus payments.

          As a result of the Company achieving its objective of obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized $475,000 in HMO premium revenues for the quarter ended October 31, 1997. The Company anticipates that HMO premium revenues will rapidly increase over the next eighteen month period as the Company will continue to implement its accelerated growth plan. However, there can be no assurance that such growth will occur as rapidly as the Company expects.

          Costs of primary care center operations as a percentage of primary care center revenues increased from 66% for the quarter ended October 31, 1996 to 71% for the quarter ended October 31, 1997. This increase is attributable to a decline in revenues that was not offset by a corresponding decline in center related costs. As the costs to operate the Company's primary care centers are relatively fixed, the decline in revenues decreased the operating margins for the quarter ended October 31, 1997. Accrued HMO medical costs related to the Company's HMO products were $548,000 for the quarter. These costs were directly attributable to the Company establishing reserves for its membership in its new HMO products. Total medical payments for all service dates totaled approximately $150,000 for the quarter. The Company anticipates that as HMO premium revenues increase, the amount of reserve required as a percentage of HMO revenue will decrease. However, there can be no assurance that such revenue growth or a decline in reserves as a percentage of revenue will occur as the Company expects.

          Selling, general and administrative expenses increased by $567,000 or 95% from $598,000 for the quarter ended October 31, 1996 to $1,165,000 for the quarter ended October 31, 1997. The increase is primarily the result of an increase in salaries and related benefits of approximately $227,000, an increase in professional and outsourcing fees of $142,000, commission expense related to the HMO product of $65,000, increased advertising expenses of $73,000, an increase in occupancy, insurance, general office and related costs of approximately $12,000 and an increase in printing and postage related to HMO operations of approximately $37,000. These expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO.

          As a result of the foregoing, the net loss increased to $(923,000) for the quarter ended October 31, 1997 compared to $(80,000) for the quarter ended October 31, 1996.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

          At October 31, 1997 the Company had working capital of $3,327,000 as compared to working capital of $5,812,000 at October 31, 1996. The decline in working capital from fiscal 1997 is attributable primarily to the development and marketing costs incurred in order to transform SHP into an HMO.


          Net cash used by operating activities was $(246,000) for the quarter ended October 31, 1997, as compared to net cash used by operating activities of $(210,000) for the quarter ended October 31, 1996. Offsetting the net loss of $(923,000) for the quarter ended October 31, 1997 was an increase in the medical claims payable and reserves for incurred but not reported claims of $401,000 and additional cash received related to unearned and deferred revenues of approximately $274,000.

          Net cash used in investing activities for the quarter ended October 31, 1997 was approximately $(76,000) as a result of purchases of new capital items.


     As of October 31, 1997, proceeds from the Offering of approximately $1,542,000 have been used as working capital to finance the HMO development effort. An additional $330,000 of the Offering proceeds have been used to purchase furniture, equipment and leasehold improvements.


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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


          During fiscal 1998 and beyond, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. As an HMO, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $500,000 or 10% of total liabilities pursuant to Section 641 of the Florida Insurance Code. At September 30, 1997, SHP's unaudited quarterly statutory financial statements reflect an actual surplus of $2,951,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

          HMO development costs will continue to be incurred by SHP in fiscal 1998 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses).

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

                                               SUNSTAR HEALTHCARE, INC.

Date:                                           /s/
     -----------------------------             -----------------------------
                                               Jack Shields
                                               Vice President and
                                               Chief Financial Officer


                                               SUNSTAR HEALTHCARE, INC.



Date:                                           /s/
     -----------------------------             -----------------------------
                                               David Jesse
                                               Executive Vice President and
                                               Chief Operating Officer