Form 10QSB
period 1998-01-31
SUNSTAR HEALTHCARE INC
filed 1998-03-17
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended          January 31, 1998
                                    ---------------------------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______________ to _________________

      Commission file number     1-14382
                             ----------------


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
            (Exact name of registrant as specified in its charter)

           Delaware                                59-3361076
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

    300 International Pkwy, Ste 230, Heathrow, Florida          32746
    --------------------------------------------------       ----------
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

There were 2,445,000 shares of the Registrant's common stock outstanding as of March 1, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 1998

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 1998



                                                                         PAGE
                                                                         ----
PART I.        FINANCIAL INFORMATION

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF
               SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES................   1

               Consolidated Balance Sheet (unaudited)...................   1

               Consolidated Statements of Operations  3 months
               ended January 31, 1998 (unaudited).......................   2

               Consolidated Statements of Operations  6 months
               ended January 31, 1998 (unaudited).......................   3

               Consolidated Statements of Cash Flows (unaudited)........   4

               Notes to Consolidated Financial Statements...............   5

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................   8



PART II.       OTHER INFORMATION........................................  12

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................  12

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  12

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................  12

SIGNATURES..............................................................  13

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                January 31, 1998
                                  (unaudited)

                   ASSETS
                ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 3,456,856
  Held-to-maturity investments                                        280,000
  Patients accounts receivable, less allowance for doubtful
     accounts of approximately $125,000                               188,860
  Prepaid expenses and other assets                                   430,232
  Deferred taxes                                                       53,000
  Other receivables                                                    75,813
                                                                  -----------

     TOTAL CURRENT ASSETS                                           4,484,761

Other Assets:
  Furniture, equipment and leasehold improvements, net                521,582
  Goodwill, net                                                       325,225
  Deposits and other assets                                           150,755
  Deferred taxes                                                       47,000
                                                                  -----------
     Total                                                        $ 5,529,323
                                                                  ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   618,890
  Medical claims payable                                            1,002,849
  Estimated settlement - Medicare                                     247,293
  Unearned premium - Medicare                                         115,700
  Unearned premium - HMO                                              299,024
  Capital lease obligations, current                                   43,144
                                                                  -----------
     TOTAL CURRENT LIABILITIES                                      2,326,900

Capital lease obligations, noncurrent                                 144,124
                                                                  -----------
     TOTAL LIABILITIES                                              2,471,024

Shareholders' equity
  Preferred stock, par value $.001 per share, 1,000,000 shares
     authorized, no shares outstanding                                    -0-
  Common stock, par value $.001 per share, 10,000,000 shares
     authorized, 2,445,000 shares issued and outstanding                2,445
  Additional paid-in capital                                        7,176,250
  Unearned compensation from stock options                            (97,657)
  Retained earnings (deficit)                                      (4,022,739)
                                                                  -----------
     TOTAL SHAREHOLDERS' EQUITY                                     3,058,299
                                                                  -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 5,529,323
                                                                  ===========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
              For the three months ended January 31, 1997 and 1998
                                  (unaudited)




                                                1997          1998
                                            -----------   ------------

Revenues:
     Primary care center                     $1,197,359    $   961,721
     HMO premiums                                   -0-      1,033,508
     Investment income                           63,879         49,610
                                             ----------    -----------
        Total revenues                        1,261,238      2,044,839

Operating expenses:
     Primary care center                        875,259        687,628
     HMO medical costs                              -0-      1,062,998
     Selling, general and administrative        730,781      1,705,743
     Compensation expense                        32,552         16,276
     Amortization of intangibles                 13,086         17,203
                                             ----------    -----------
       Total operating expenses               1,651,678      3,489,848

Income (loss) before income taxes              (390,440)    (1,445,009)
Provision for income taxes                          -0-            -0-
                                             ----------    -----------

       Net income (loss)                     $ (390,440)   $(1,445,009)
                                             ==========    ===========

Earnings per share                               $(0.16)        $(0.59)

Weighted average shares outstanding           2,395,000      2,431,413




See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
               For the six months ended January 31, 1997 and 1998
                                  (unaudited)




                                                1997          1998
                                            ------------  -------------

Revenues:
     Primary care center                     $2,488,894    $ 1,981,939
     HMO premiums                                   -0-      1,508,161
     Investment income                          133,851        108,704
                                             ----------    -----------
        Total revenues                        2,622,745      3,598,804

Operating expenses:
     Primary care center                      1,724,287      1,415,618
     HMO medical costs                              -0-      1,611,458
     Selling, general and administrative      1,328,301      2,870,662
     Compensation expense                        32,552         32,552
     Amortization of intangibles                 21,397         36,903
                                             ----------    -----------
       Total operating expenses               3,106,537      5,967,193

Income (loss) before income taxes              (483,792)    (2,368,389)
Provision for income taxes                      (13,677)           -0-
                                             ----------    -----------

       Net income (loss)                     $ (470,115)   $(2,368,389)
                                             ==========    ===========

Earnings per share                               $(0.20)        $(0.98)

Weighted average shares outstanding           2,395,000      2,413,207




See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
               For the six months ended January 31, 1997 and 1998
                                  (unaudited)


                                                                         1997          1998
                                                                      ----------   ------------

Cash flows from operating activities:
  Net (loss)                                                          $ (470,115)   $(2,368,389)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
     Depreciation and amortization                                        76,590        102,913
     Provision for doubtful accounts                                     107,320            -0-
       Noncash compensation                                               32,552         32,552
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts and other receivables            (199,806)        29,672
       Decrease (increase) in prepaid expenses and other assets          (66,614)      (143,725)
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities                          (26,578)        58,530
       Increase (decrease) in medical claims payable                         -0-        908,991
       Increase (decrease) in unearned premium - Medicare               ( 10,372)       115,700
       Increase (decrease) in estimated settlement - Medicare                -0-        116,258
       Increase (decrease) in unearned premium - HMO                         -0-        239,811
                                                                      ----------    -----------

     Net cash used in operating activities                              (557,023)      (907,687)

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements            (71,101)      (152,688)
                                                                      ----------    -----------
       Net cash used in investing activities                             (71,101)      (152,688)

Cash flows from financing activities:
  Principal payments under capital lease obligations                     (10,457)       (20,946)
  Adjustment of initial public offering expenses                         (30,052)           -0-
  Exercise of common stock options                                          - 0-         12,500
                                                                      ----------    -----------
       Net cash used in financing activities                             (40,509)        (8,446)
                                                                      ----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (668,633)    (1,068,821)
       Cash and cash equivalents, beginning of period                  5,993,609      4,525,677
                                                                      ----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $5,324,976    $ 3,456,856
                                                                      ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                            $    2,740    $     8,879
                                                                      ==========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES
  FURNITURE AND EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATIONS    $   80,684    $    75,177
                                                                      ==========    ===========
  FURNITURE AND EQUIPMENT DISPOSALS SUBJECT TO INSURANCE RECOVERY     $        0    $    65,846
                                                                      ==========    ===========


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                January 31, 1998



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

     SunStar provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida. Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its health maintenance organization (HMO) product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in various counties throughout Florida in accordance with the provisions of Chapter 641, Florida Statutes. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs, have been reflected as selling, general and administrative expenses in the accompanying financial statements.

     SunStar is authorized to issue 10,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors. In April 1996, the Board of Directors approved a 1.02857 for one stock split. As a result of the stock split, NHHC holds 900,000 shares of the Company's common stock representing a 36.8% interest. All share amounts have been retroactively adjusted for all periods presented.

     On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. During fiscal year 1997, the Company paid $30,052 of additional stock issuance costs related to the Offering which has been reflected as a reduction of paid-in capital in the accompanying financial statements. In November 1997, a consultant exercised stock options to purchase 50,000 shares of common stock at $.25 per share.

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

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. The Company has adopted the provisions of the new standard during the quarter ended January 31, 1998 and has restated all prior periods to conform with these provisions.

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

     (d)  Per Share Data
          --------------

          The Company has adopted SFAS 128 during the quarter ended January 31, 1998 and, accordingly, has restated all prior periods to conform with the applicable provisions. Common stock options

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


          are not included in the computation of diluted earnings per share as their effect is antidilutive due to the Company's net losses attributable to common shares.

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

     (h)  Medical Claims Payable
          ----------------------

          Medical claims payable consist of actual claims reported but not paid and estimates of medical services incurred but not reported. The medical claims payable is based on historical data, current enrollment, health service utilization statistics, premium revenues and other related information. These accruals are continually monitored and reviewed. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change.

     (i)  Reclassifications
          -----------------

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

THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JANUARY 31, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JULY 31, 1997.

GENERAL.

On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997, SHP accelerated its plans to enter markets that the Company believed were under-served by its managed health care competitors. Thus, SHP has rapidly expanded and been approved by the State of Florida Agency for
Health Care Administration ("AHCA") to offer its HMO products in Orange, Osceola, Seminole, Hernando, Lake, Polk, Volusia, Indian River, St. Lucie, Marion, Citrus, Sumter, Martin, Alachua, Bradford, Columbia, Dixie, Gilchrist, Lafayette, Levy, Suwannee, Union, Hardee, Highlands, Hillsborough, Manatee, Okeechobee, Pasco, Pinellas, Baker, Clay, Duval, Nassau and St. Johns
Counties, Florida. As a result of this accelerated growth, development costs have also been accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to continue this rapid expansion with the goal of offering its HMO products throughout the entire
State of Florida over the next fifteen months. SHP currently has over 6,250 physicians and 64 hospitals in its current service areas contracted under the HMO. As of March 6, 1998, the Company provides coverage to 7,000 members in this service area. The net losses for the three and six months ended January 31, 1998 are consistent with management's expectations with respect to the costs
associated with the related start-up and development costs of an HMO.   SunStar
also provides managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its outpatient medical centers in central Florida.

Since accepting its first HMO members in May, 1997, the Company's initial focus has been on the marketing and sales of its HMO product in the medically underwritten, individual market. The majority of the Company's growth has come from the sale of this product in the individual market. The Company's strategy is to establish a sufficient base of customers for its HMO product in the individual market within a geographic area, and then to broaden its focus to the marketing and sale of its HMO product to include the small and large group markets. The Company has already begun to broaden its focus in several of the geographic areas in which the Company is currently licensed.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Prior to November 1, 1997, the Company's primary care centers had seven service agreements with Humana Health Care Plans ("Humana"), an HMO. Five of these agreements were with the Company's subsidiary, Brevard Medical Centers (the "Humana/Brevard Agreements") and two of the agreements were with the Company's subsidiary First Health (the "Humana/First Health Agreements"). Humana has announced its intention to terminate the five Humana/Brevard Agreements in fiscal 1998, three of which were terminated effective November 30, 1997 and two of which will be terminated effective March 30, 1998. Thus far over 50% of the former Humana members treated by Brevard physicians have changed their coverage to another HMO in the same geographic area and with whom Brevard has entered into an agreement to provide primary health care services affording the Company the ability to recover some of this lost revenue. However, in spite of the Company's efforts to minimize the financial impact resulting from the termination of the Humana/Brevard Agreements, there can be no assurance that the Company will not be adversely effected.

Effective November 1, 1997, the method of payment under the two Humana/First Health Agreements changed from capitation to a fee schedule. Although management believes that a majority of these capitation fees can be converted to fee for service revenues, there can be no assurance that such conversion will occur or that a failure to convert these capitation fees to fee for service revenues would not have a material adverse impact.

GENERAL FINANCIAL INFORMATION.

                                        SIX MONTHS ENDED JANUARY 31
                                         1997                  1998
                                     -----------           -----------
Total Revenue                        $ 2,622,745           $ 3,598,804
Net loss                                (470,115)           (2,368,389)
Net loss per common share                   (.20)                 (.98)
Total Assets                           7,065,150             5,529,323
Long term obligations                     80,684               144,124

Results of Operations.
----------------------

Six months ended January 31, 1998 compared to six months ended January 31, 1997

Total revenues increased by approximately $976,000 from $2,623,000 for the six months ended January 31, 1997 to $3,599,000 for the six months ended January 31, 1998. This increase is attributable to $1,508,000 of revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with a decline in primary care center operations of $507,000 and lower interest income of approximately $25,000.

As a result of the Company achieving its objective of obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized $1,508,000 in HMO premium revenues for the six months ended January 31, 1998. The Company anticipates that HMO premium revenues will rapidly increase over the next fifteen month period as the Company will continue to implement its accelerated growth plan. However, there can be no assurance that such growth will occur as rapidly as the Company expects. Consistent with the Company's initial HMO product focus the mix of this revenue is approximately 86% individual, 8% small group and 6% large group.

The decrease in revenues from primary care center operations is the result of a $53,000 decline in prepaid health clinic revenue, a decrease in HCFA revenue of $346,000 and a decrease in capitation revenue of $252,000, offset by an increase in fee-for-service revenue of $144,000. Prepaid health clinic revenue decreased as SHP was required to phase out this product as a result of receiving its license to operate as an HMO. Effective September 1, 1997, SHP no longer offers its prepaid health clinic product. The decline in HCFA revenue is due to a smaller base of Medicare beneficiaries, coupled with a lower anticipated reimbursement rate for the six months ended January 31, 1998 when compared to the same period of the prior year. Amendments to the Social Security Act, effective January 1, 1996, prohibits SHP from enrolling Medicare beneficiaries who are not members of employer groups or unions until it establishes Medicare HMO operations. A Medicare risk contract was filed with HCFA in January 1998. Capitation revenues declined due to the conversion of the Humana/First Health Agreements from capitation to a fee schedule effective November 1, 1997 and the termination of three of the Humana/Brevard Agreements

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


effective November 30, 1997. In addition, during the first quarter of 1996 there was approximately $76,000 in retroactive capitation and bonus payments received which had not previously been recognized, coupled with a catch up in establishing an accrual for estimated bonus payments.

Accrued HMO medical costs related to the Company's HMO products were $1,601,000 for the six months ended January 31, 1998. Through January 1998, the Company adopted a policy of accruing medical costs at approximately 107% of gross premium revenue. This methodology was employed to establish medical liabilities for the Company's small membership base and not as a direct result of the Company's actual utilization experience. Total medical payments for all dates of service totaled approximately $590,000 net of reinsurance premiums paid for the period. The Company anticipates that as HMO premium revenues increase, the amount of medical reserve required as a percentage of HMO revenue will decrease. However, there can be no assurance that such revenue growth or a decline in medical reserves as a percentage of revenue will occur as the Company expects. Costs of primary care center operations as a percentage of primary care center revenues increased from 69% for the six months ended
January 31, 1997 to 71% for the same period in the current year. This increase is attributable to a decline in revenues that was not offset by a corresponding decline in center related costs. As the costs to operate the Company's primary care centers are relatively fixed, the decline in revenues decreased the operating margins for the six months ended January 31, 1998.

Selling, general and administrative expenses increased by $1,542,000 or 116% from $1,328,000 for the six months ended January 31, 1997 to $2,870,000 for the six months ended January 31, 1998. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. The increase is primarily the result of an increase in salaries and related benefits of approximately $403,000, an increase in professional and outsourcing fees of $289,000, marketing salaries, benefits and commission expense related to the HMO product of $373,000, increased advertising expenses of $286,000, an increase in occupancy, insurance, general office and related costs of approximately $43,000 and an increase in printing, postage and other selling costs related to HMO operations of approximately $144,000.

As a result of the foregoing, the net loss increased to $(2,368,000) for the six months ended January 31, 1998 compared to $(470,000) for the six months ended January 31, 1997.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

At January 31, 1998 the Company had working capital of $2,158,000 as compared to working capital of $4,116,000 at July 31, 1997. The decline in working capital from fiscal 1997 is attributable primarily to the development and marketing costs incurred in order to transform SHP into an HMO and the Company's expansion of its initial service area.

Net cash used by operating activities was $(908,000) for the six months ended January 31, 1998, as compared to net cash used by operating activities of $(557,000) for the quarter ended January 31, 1997. Net cash used by operating activities in the current period was primarily attributable to the net loss of $(2,368,000) for the six months ended January 31, 1998, offset by an increase in the medical claims payable and reserves for incurred but not reported claims of $909,000 and additional cash received related to unearned and deferred revenues of approximately $472,000.

Net cash used in investing activities for the six months ended January 31, 1998 was approximately $(153,000) as a result of purchases of new capital items.

The Company has reviewed the Year 2000 problem as it relates to the Company's internal systems as well as those of its vendors and determined that it will not have a material impact on its business, operations nor its financial condition.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


As of January 31, 1998, proceeds from the Offering of approximately $2,182,000 have been used as working capital to finance the HMO development effort. An additional $419,000 of the Offering proceeds have been used to purchase furniture, equipment and leasehold improvements.

During fiscal 1998 and beyond, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. As an HMO, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $500,000 or 10% of total liabilities pursuant to Section 641 of the Florida Insurance Code. At December 31, 1997, SHP's unaudited quarterly statutory financial statements reflect an actual surplus of $1,437,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

HMO development costs will continue to be incurred by SHP in fiscal 1998 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses).

Although the Company is unable to predict with any degree of certainty the effect on the Company of its proposed shift of business focus (e.g., from the provision of primary care services under provider agreements to the establishment of commercial HMO operations), it is possible that the Company's HMO operations could result in increased competition with HMOs operating in the State of Florida. As a result of such competition, it is possible that certain outside HMOs may terminate provider agreements with the Company's primary care centers, which could result in a significant decline in revenues. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to further develop new provider relationships, either contractually or otherwise, and pay salaries for additional personnel. The Company anticipates that it will make additional capital expenditures associated with, among other things, furniture, leasehold improvements and office equipment. The Company expects to pay salaries for additional marketing, development and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On January 10, 1996, the Company entered into a consulting agreement for certain management consulting services, unrelated to any financial, capital-raising or securities advice or services. Part of the compensation granted to the consultant included a ten-year nonqualified stock option (the "Option") to purchase up to 50,000 shares of the Company's Common Stock, par value $.001 per share, at an exercise price per share equal to $0.25. On November 26, 1997, the consultant exercised the Option and, upon the payment of $12,500 in cash, was issued 50,000 shares of the Company's Common Stock. No underwriter discounts or commissions were payable upon the granting or exercise of the Option.

The Company issued the Option and, subsequent to the exercise thereof, the Common Stock underlying the Option in reliance upon Rule 701 of the Securities Act of 1933, as amended. The grant of the Option, and the subsequent issuance of the underlying Common Stock to the consultant was done pursuant to a written contract relating to the compensation of a consultant who provided bona fide services to the Company, not in connection with the offer and sale of securities in a capital-raising transaction.

(d) On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. The Company filed Forms S-R, Report of Sales of Securities and Use of Proceeds Therefrom, on August 27, 1996, February 24, 1997 and August 23, 1997. As of January 31, 1998, proceeds from the Offering of approximately $2,182,000 have been used as working capital to finance the HMO development effort. An additional $419,000 of the Offering proceeds have been used to purchase furniture, equipment and leasehold improvements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on December 15, 1997. The persons named below were elected as Directors by holders of the Company's common stock, casting votes as indicated:

                                       IN FAVOR   AGAINST
                                       ---------  -------

            Warren D. Stowell          1,633,613    1,200
            David A. Jesse             1,633,613    1,200
            Frederick H. Fialkow       1,633,613    1,200
            Steven Fialkow             1,633,613    1,200
            Bernard Levine, M.D.       1,633,613    1,200
            Richard Seidelman, M.D.    1,633,613    1,200

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                Exhibit 27 - Financial Data Schedule

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

                                                SUNSTAR HEALTHCARE, INC.



Date:                                           /s/ Jack Shields
      --------------------                      --------------------------
                                                Jack Shields
                                                Vice President,
                                                Chief Financial and
                                                Accounting Officer