Form 10QSB
period 1998-04-30
SUNSTAR HEALTHCARE INC
filed 1998-06-15
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended             April 30, 1998
                                             ---------------------------------
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

           300 International Pkwy, Ste 230, Heathrow, Florida 32746
               ------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (407) 304-1066
                        -------------------------------
             (Registrant's telephone number, including area code)

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

There were 2,445,000 shares of the Registrant's common stock outstanding as of June 1, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED APRIL 30, 1998


PART I.        FINANCIAL INFORMATION                                    PAGE
                                                                        ----

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR
               HEALTHCARE, INC. AND SUBSIDIARIES........................   1

               Consolidated Balance Sheet (Unaudited)...................   1

               Consolidated Statements of Operations - 3 months ended
               April 30, 1998 (Unaudited)...............................   2

               Consolidated Statements of Operations - 9 months ended
               April 30, 1998 (Unaudited)...............................   3

               Consolidated Statements of Cash Flows (Unaudited)........   4

               Notes to Consolidated Financial Statements...............   5

               Independent Accountants' Review Report...................   9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................  10


PART II.       OTHER INFORMATION........................................  14

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................  14

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................  14


SIGNATURES     .........................................................  15

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet
                                April 30, 1998
                                  (unaudited)

              ASSETS
              ------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 4,427,609
  Held-to-maturity investments                                        250,000
  Premium receivables                                                 165,434
  Prepaid expenses and other assets                                   400,748
  Deferred taxes                                                       53,000
  Other receivables                                                    43,371
                                                                  -----------

     TOTAL CURRENT ASSETS                                           5,340,162

Other Assets:
  Furniture, equipment and leasehold improvements, net                317,756
  Deposits and other assets                                            98,388
  Deferred taxes                                                       47,000
                                                                  -----------
     TOTAL                                                        $ 5,803,306
                                                                  ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   700,108
  Medical claims payable                                            1,724,185
  Estimated settlement  Medicare                                      282,012
  Unearned premium - HMO                                              663,855
  Capital lease obligations, current                                   30,181
                                                                  -----------
     TOTAL CURRENT LIABILITIES                                      3,400,341

Capital lease obligations, noncurrent                                  87,840
                                                                  -----------
     TOTAL LIABILITIES                                              3,488,181

Shareholders' equity
  Preferred stock, par value $.001 per share, 1,000,000 shares
     authorized, no shares outstanding                                    -0-
  Common stock, par value $.001 per share, 10,000,000 shares
     authorized, 2,445,000 shares issued and outstanding                2,445
  Additional paid-in capital                                        7,176,250
  Unearned compensation from stock options                            (81,381)
  Retained earnings (deficit)                                      (4,782,189)
                                                                  -----------
     TOTAL SHAREHOLDERS' EQUITY                                     2,315,125
                                                                  -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 5,803,306
                                                                  ===========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
              For the three months ended April 30, 1997 and 1998
                                  (unaudited)

                                                      1997          1998
                                                   ----------   -----------
Revenues:
     HMO premiums                                  $      -0-   $ 2,184,936
     Investment income                                 60,231        47,828
     Other revenues                                    31,047           -0-
                                                   ----------   -----------
        Total revenues                                 91,278     2,232,764

Operating expenses:
     HMO medical costs                                    -0-     1,558,574
     Selling, general and administrative              568,980     2,147,809
     Option based compensation expense                 16,276        16,276
     Amortization of intangibles                           60         8,360
                                                   ----------   -----------
       Total operating expenses                       585,316     3,731,019

Income (loss) before income taxes                    (494,038)   (1,498,255)
Provision for income taxes                                -0-           -0-
                                                   ----------   -----------
Income (loss) from continuing operations             (494,038)   (1,498,255)

Discontinued operations:
     Income (loss) from discontinued operations        41,973        70,872
     Gain on sale of discontinued operations              -0-       667,933
                                                   ----------   -----------
       Total discontinued operations                   41,973       738,805

       Net income (loss)                           $ (452,065)  $  (759,450)
                                                   ==========   ===========

Earnings per share:
     Income (loss) from continuing operations          $(0.21)  $     (0.61)
     Discontinued operations                           $  .02   $       .30
     Net income (loss)                                 $(0.19)  $     (0.31)

Weighted average shares outstanding                 2,395,000     2,445,000

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
               For the nine months ended April 30, 1997 and 1998
                                  (unaudited)

                                                       1997          1998
                                                   -----------    -----------
Revenues:
     HMO premiums                                  $       -0-    $ 3,749,786
     Investment income                                 193,939        150,955
     Other revenues                                     85,522          2,554
                                                   -----------    -----------
        Total revenues                                 279,461      3,903,295

Operating expenses:
     HMO medical costs                                     -0-      3,182,867
     Selling, general and administrative             1,248,118      4,537,322
     Option based compensation expense                  48,828         48,828
     Amortization of intangibles                           134         24,251
                                                   -----------    -----------
       Total operating expenses                      1,297,080      7,793,268

Income (loss) before income taxes                   (1,017,619)    (3,889,973)
Provision for income taxes                             (42,177)           -0-
                                                   -----------    -----------
Income (loss) from continuing operations              (975,442)    (3,889,973)

Discontinued operations:
     Income (loss) from discontinued operations         53,262         94,201
     Gain on sale of discontinued operations               -0-        667,933
                                                   -----------    -----------
       Total discontinued operations                    53,262        762,134

       Net income (loss)                           $  (922,180)   $(3,127,839)
                                                   ===========    ===========

Earnings per share:
     Income (loss) from continuing operations      $     (0.41)   $     (1.60)
     Discontinued operations                       $       .02    $       .31
     Net income (loss)                             $     (0.39)   $     (1.29)

Weighted average shares outstanding                  2,395,000      2,423,571

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
               For the nine months ended April 30, 1997 and 1998
                                  (unaudited)

                                                                               1997          1998
                                                                           ------------  -------------
Cash flows from operating activities:
  Net (loss)                                                               $  (922,180)   $(3,127,839)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
     Depreciation and amortization                                             115,685        153,510
     Provision for doubtful accounts                                           114,562            -0-
     Noncash compensation                                                       48,828         48,828
     Gain on sale of discontinued operations                                       -0-       (667,933)
     Gain on sale of furniture, equipment and leasehold improvements               -0-         (1,224)
     Changes in operating assets and liabilities:
       Decrease (increase) in premium and other receivables                   (193,983)      (153,891)
       Decrease (increase) in prepaid expenses and other assets                (77,244)      (168,606)
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities                                 84,014         96,115
       Increase (decrease) in medical claims payable                               -0-      1,630,327
       Increase (decrease) in estimated settlement  Medicare                    22,787        150,977
       Increase (decrease) in unearned premium  Medicare                      ( 17,476)           -0-
       Increase (decrease) in unearned premium  HMO                                -0-        604,642
                                                                           -----------    -----------

     Net cash used in operating activities                                    (825,007)    (1,435,094)

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                                    -0-      1,500,000
  Purchase of furniture, equipment and leasehold improvements                 (161,690)      (175,041)
  Proceeds from sale of held-to-maturity investments                               -0-         30,000
  Proceeds from sale of furniture, equipment and leasehold improvements            -0-          1,345
                                                                           -----------    -----------
       Net cash (used in) provided by investing activities                    (161,690)     1,356,304

Cash flows from financing activities:
  Principal payments under capital lease obligations                           (13,253)       (31,778)
  Adjustment of initial public offering expenses                               (30,052)           -0-
  Exercise of common stock options                                                - 0-         12,500
                                                                           -----------    -----------
       Net cash used in financing activities                                   (43,305)       (19,278)
                                                                           -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,030,002)       (98,068)
       Cash and cash equivalents, beginning of period                        5,993,609      4,525,677
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 4,963,607    $ 4,427,609
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                                 $     6,270    $    14,976
                                                                           ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES
  FURNITURE AND EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATIONS         $   118,490    $    82,513
                                                                           ===========    ===========
  FURNITURE AND EQUIPMENT DISPOSALS SUBJECT TO INSURANCE RECOVERY          $         0    $    65,846
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                                 April 30, 1998


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Organization
          ------------

          SunStar Healthcare, Inc. (SunStar or the Company) was incorporated in December 1995 and issued 875,000 shares (prior to a stock split discussed below) of common stock. In January 1996, National Home Health Care Corp. (NHHC), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly owned subsidiaries, First Health, Inc. (First Health) and Brevard Medical Center, Inc. (Brevard), which included 100% of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc. (SHP) (formerly known as Boro Medical Corp.). Subsequent thereto, the Company restructured its subsidiaries such that Brevard, First Health and SHP all became direct, wholly-owned subsidiaries of SunStar. The Company, First Health, Brevard and SHP collectively are referred to herein as SunStar.

          SunStar is engaged in providing managed healthcare services in the State of Florida by operating a health maintenance organization (HMO) through SHP. As originally organized, the Company also operated seven primary care medical centers through Brevard and First Health. On April 15, 1998, the Company sold substantially all the assets of Brevard and First Health, thereby completing its transformation from a "provider" of medical services through its primary care medical centers to a "payor" for medical services by establishing and operating a statewide HMO.

          Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its HMO product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in various counties throughout Florida in accordance with the provisions of Chapter 641, Florida Statutes. The Company began accepting its first HMO members effective May 1, 1997. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs, have been reflected as selling, general and administrative expenses in the accompanying financial statements.

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

          On April 15, 1998, the Company sold substantially all the assets of Brevard and First Health, pursuant to a single Asset Purchase Agreement. Accordingly, the results of operations for Brevard and First Health for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company has agreed to assign the existing HCFA contract held by SHP to the buyer subject to HCFA approval, thus, related HCFA revenues and program costs have also been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies, continued
     -----------------------------------------------------

     (c)  Revenue Recognition
          -------------------

          The Company, through its primary care medical centers, recognized fee-for-service revenues based on net realizable amounts due from patients and third-party payors at the time medical services were rendered and capitated fees for participating enrollees from outside HMOs during the month of coverage regardless of utilization. Premium revenue for prepaid health care under the Company's HMO is recognized as earned on a pro rata basis over the contract period.

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

     (d)  Per Share Data
          --------------

          The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," during the quarter ended January 31, 1998 and, accordingly, has restated all prior periods to conform with the applicable provisions. Common stock options are not included in the computation of diluted earnings per share as their effect is antidilutive due to the Company's net losses attributable to common shares.

     (e)  Furniture, Equipment and Leasehold Improvements
          -----------------------------------------------

          Furniture, equipment and leasehold improvements are stated at cost and depreciated over estimated useful lives of three to ten years on a straight-line basis.

     (f)  Malpractice
          -----------

          The Company insures its malpractice risks on a claims-made basis. The Company has secured claims-made coverage from August 1, 1997 through April 15, 1998, with retroactive coverage through July 1, 1993. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made because management has not identified any such incidents.

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

     (g)  Medical Claims Payable
          ----------------------

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

(2)  Discontinued Operations
     -----------------------

     On April 15, 1998, the Company sold substantially all the assets of its primary care medical centers, Brevard and First Health, pursuant to a single Asset Purchase Agreement, to Brevard Medical Care, Inc for $1,500,000 in cash. The assets sold consisted primarily of accounts receivable, furniture, equipment and leasehold improvements and capital lease commitments associated with these assets as well as physician and other payor agreements. Pursuant to the Asset Purchase Agreement, the Company also agreed to assign the existing HCFA contract held by SHP to the buyer subject to HCFA approval. Assets excluded from the sale consist of cash and cash equivalents. The Company retained substantially all obligations and liabilities, except for those capital lease commitments previously discussed, which arose from or in connection with operations prior to the sales transaction. The results of operations for Brevard and First Health and HCFA revenues and program costs for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. The Company expects to utilize previously generated net operating loss carryforwards to offset the tax effect of the sale and, as such, has not recognized any tax expense or benefits resulting from the sale.

     Information with respect to discontinued operations is summarized as follows:

---------------------------------------------------------------------------------------------------------------------
                                      Three months ended April 30,                Nine months ended April 30,
                               ------------------------------------------  ------------------------------------------
                                       1997                  1998                  1997                  1998
                               --------------------  --------------------  --------------------  --------------------
Revenues                                 $1,112,282              $787,888            $3,546,843            $2,785,685
Expenses                                  1,070,309               717,016             3,493,581             2,691,484
                                         ----------              --------            ----------            ----------
Income from discontinued                 $   41,973              $ 70,872            $   53,262            $   94,201
 operations
---------------------------------------------------------------------------------------------------------------------

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                    Independent Accountants' Review Report
                    --------------------------------------


The Board of Directors
SunStar Healthcare, Inc.

We have reviewed the accompanying consolidated balance sheet of SunStar Healthcare, Inc. and Subsidiaries (the Company) as of April 30, 1998, and the related consolidated statements of operations for the three-month and nine-month periods ended April 30, 1998 and the consolidated statement of cash flows for the nine-month period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP



Jacksonville, Florida
June 12, 1998

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

THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF APRIL 30, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED APRIL 30, 1998 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JULY 31, 1997.

GENERAL.

On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida by the Department of Insurance. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997, SHP accelerated its plans to enter markets that the Company believed were under-served by its managed health care competitors. Thus, SHP has rapidly expanded and been approved by the State of Florida Agency for Health Care Administration ("AHCA") to offer its HMO products in 39 counties in central, northern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Miami, Fort Lauderdale and Palm Beach. As a result of this accelerated growth, development costs have also been accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to continue this rapid expansion with the goal of offering its HMO products throughout the entire State of Florida over the next twelve months. As of June 1, 1998, the Company provides coverage to approximately 18,000 members in its current service areas. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 9,000 physicians and 88 hospitals. The net losses for the three and nine months ended April 30, 1998 are consistent with management's expectations with respect to the costs associated with the related start-up, development and expansion costs of an HMO.

As originally organized, the Company also provided managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its seven primary care medical centers in central Florida. On April 15, 1998, the Company sold substantially all the assets of the primary care medical centers and agreed to assign the existing HCFA contract held by SHP pursuant to a single Asset Purchase Agreement, thereby completing the Company's transformation from a "provider" of medical services through its primary care medical centers to a "payor" for medical services by establishing and operating a statewide HMO. The Company's divestiture of its medical centers will permit it to focus its full attention and resources on the rapid expansion of SHP.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Since accepting its first HMO members in May, 1997, the Company's initial focus has been on the marketing and sale of its HMO product in the medically underwritten, individual market. The majority of the Company's growth has come
from the sale of this product in the individual market.   The Company's strategy
is to establish a sufficient base of customers for its HMO product in the individual market within a geographic area, and then to broaden its focus to the marketing and sale of its HMO product to include the small and large group markets. The Company has already begun to broaden its focus in several of the geographic areas in which the Company is currently licensed.


GENERAL FINANCIAL INFORMATION.

                                             NINE MONTHS ENDED APRIL 30
                                               1997             1998
                                          --------------  ----------------
Total Revenue                                $  279,461      $ 3,903,295
Income (loss) from continuing operations       (975,442)      (3,889,973)
Discontinued operations                          53,262          762,134
Net loss                                       (922,180)      (3,127,839)
Net loss per common share                          (.39)           (1.29)
Total Assets                                  6,790,646        5,803,306
Long term obligations                           118,489           87,840

Results of Operations.
----------------------

Nine months ended April 30, 1998 compared to nine months ended April 30, 1997

Total revenues increased by approximately $3,624,000 from $279,000 for the nine months ended April 30, 1997 to $3,903,000 for the nine months ended April 30, 1998. This increase is attributable to $3,750,000 of revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with a decline in other revenues of $83,000 and lower interest income of approximately $43,000.

As a result of the Company achieving its objective of obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized $3,750,000 in HMO premium revenues for the nine months ended April 30, 1998. The Company anticipates that HMO premium revenues will rapidly increase over the next twelve month period as the Company will continue to implement its accelerated growth plan. However, there can be no assurance that such growth will occur as rapidly as the Company expects. Consistent with the Company's initial HMO product focus the mix of this revenue is approximately 78% individual, 13% small group and 9% large group.

Other revenues declined as SHP was required to phase out its prepaid health clinic product as a result of receiving its license to operate as an HMO. Effective September 1, 1997, SHP no longer offers its prepaid health clinic product.

HMO medical costs related to the Company's HMO products were $3,183,000 for the nine months ended April 30, 1998, resulting in a medical loss ratio of approximately 85%. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical payments for all dates of service were approximately $1,451,000, net of reinsurance premiums paid, for the period. The Company anticipates that as HMO premium revenues increase, the amount of medical reserve required as a percentage of HMO revenue will decrease. However, there can be no assurance that such revenue growth or a decline in medical reserves as a percentage of revenue will occur as the Company expects.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Selling, general and administrative expenses increased by $3,289,000 from $1,248,000 for the nine months ended April 30, 1997 to $4,537,000 for the nine months ended April 30, 1998. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. The increase is primarily the result of an increase in salaries and related benefits of approximately $621,000, an increase in professional and outsourcing fees of $525,000, marketing salaries, benefits and commission expense related to the HMO product of $835,000, increased advertising expenses of $735,000, an increase in occupancy, insurance, general office and related costs of approximately $140,000, an increase in printing, postage and other selling costs related to HMO operations of approximately $322,000 and an increase of approximately $111,000 in other general and administrative expenses including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses.

As a result of the foregoing, the net loss from continuing operations increased to $(3,890,000) for the nine months ended April 30, 1998 compared to $(975,000) for the nine months ended April 30, 1997.

Income from discontinued operations increased by $41,000 from $53,000 for the nine months ended April 30, 1997 to $94,000 for the current period. This increase is primarily due to a decline in selling, general and administrative expenses as a percentage of primary care center revenue from 26% for the nine months ended April 30, 1997 to 24% for the nine months ended April 30, 1998. Substantially all the assets of the primary care medical centers were sold on April 15, 1998 for $1,500,000 in cash resulting in the recognition of a gain on the sale of discontinued operations of $667,933.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

At April 30, 1998 the Company had working capital of $1,940,000 as compared to working capital of $4,116,000 at July 31, 1997. The decline in working capital from fiscal 1997 is attributable primarily to the development and marketing costs incurred in order to transform SHP into an HMO and the Company's expansion of its initial service area.

Net cash used by operating activities was $(1,435,000) for the nine months ended April 30, 1998, as compared to net cash used by operating activities of $(825,000) for the nine months ended April 30, 1997. Net cash used by operating activities in the current period was primarily attributable to the loss from continuing operations of $(3,890,000) for the nine months ended April 30, 1998, offset by an increase in the medical claims payable and reserves for incurred but not reported claims of $1,630,000, additional cash received related to unearned and deferred revenues of approximately $605,000 and an increase in the Medicare estimated settlement of approximately $151,000.

Net cash provided by investing activities for the nine months ended April 30, 1998 was approximately $1,356,000 as a result of proceeds from the sale of discontinued operations and held-to-maturity investments of $1,500,000 and $30,000, respectively, offset by purchases of new capital items of approximately $(175,000).

The Company has reviewed the Year 2000 problem as it relates to the Company's internal systems as well as those of its vendors and determined that it will not have a material impact on its business, operations nor its financial condition. Nevertheless, the Company's rapid expansion has resulted in an increasing number of entities with which the Company does business. While the Company believes that the Year 2000 issue will not have a material impact on the Company's internal operations or those of its current vendors, there can be no guarantee that the systems of other unrelated entities on which its systems and operations rely, or on which its systems and operations may rely in the future, will be corrected on a timely basis and will not have a material adverse impact on the Company.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


As of April 30, 1998, proceeds from the Offering of approximately $2,678,000 have been used as working capital to finance the HMO development effort. An additional $452,000 of the Offering proceeds have been used to purchase furniture, equipment and leasehold improvements.

During fiscal 1998 and beyond, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. As an HMO, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $500,000 or 10% of total liabilities pursuant to Section 641 of the Florida Insurance Code. At March 31, 1998, SHP's unaudited quarterly statutory financial statements reflect an actual surplus of $685,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

HMO development costs will continue to be incurred by SHP throughout the remainder of fiscal 1998 and into fiscal 1999 to establish arrangements with physicians, hospitals, and other health care providers as well as develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses).

Although the Company is unable to predict with any degree of certainty the effect on the Company of its shift of business focus (e.g., from the provision of primary care services under provider agreements to the establishment of commercial HMO operations), it is possible that the Company's HMO operations will not be sufficient to replace the revenues formerly generated by the primary care medical centers. The Company may face increased competition from other HMOs targeting the same areas of rapid expansion as the Company. There can be no guarantee that increased competition will not adversely affect the Company's plans for expansion or its existing operations. In addition, the Company's operating expenses can be expected to increase significantly in connection with the Company's proposed expansion, which will require the Company to make significant up-front expenditures to further develop new provider relationships, either contractually or otherwise, and pay salaries for additional personnel. The Company anticipates that it will make additional capital expenditures associated with, among other things, furniture, leasehold improvements and office equipment. The Company expects to pay salaries for additional marketing, development and other personnel to augment the Company's efforts to successfully manage anticipated growth. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

The Company conducted an initial public offering in May, 1996 to provide funds for its expansion plans. The net proceeds from such offering, approximating $6,000,000, have been and will continue to be used to implement such expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with, and the accelerated timetable for, its proposed expansion), that remaining offering proceeds will be sufficient to satisfy its net tangible asset requirements as governed by Nasdaq and other equity requirements as governed by certain regulatory entities including, without limitation, the Florida Department of Insurance, AHCA and HCFA into the fourth quarter of fiscal 1998. However, during the fourth quarter of fiscal 1998, the Company intends to seek additional capital to further fund the HMO development and expansion and continue to satisfy the aforesaid net tangible asset and equity requirements. Such additional capital may be accomplished through equity or debt financings. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's stockholders.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (d) On May 15, 1996, the Company completed an initial public offering (the Offering), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. The Company filed Forms SR, "Report of Sales of Securities and Use of Proceeds Therefrom," on August 27, 1996, February 24, 1997 and August 23, 1997. As of April 30, 1998, proceeds from the Offering of approximately $2,678,000 have been used as working capital to finance the HMO development effort. An additional $452,000 of the Offering proceeds have been used to purchase furniture, equipment and leasehold improvements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)          Exhibits:

                Exhibit 2 - Asset Purchase Agreement, dated April 15, 1998, between Brevard Medical Care, Inc. and SunStar Healthcare, Inc.

                Exhibit 27 - Financial Data Schedule

   (b)          Reports on Form 8-K:

                On April 30, 1998, the Company filed a report on Form 8-K stating that substantially all of the assets of its two physician practice subsidiaries, Brevard Medical Centers, Inc. and First Health, Inc. were sold to Brevard Medical Care, Inc., pursuant to a single Asset Purchase Agreement executed on April 15, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUNSTAR HEALTHCARE, INC.



Date:                                    /s/ Jack Shields
     ----------------------              ---------------------------------------
                                         Jack Shields
                                         Vice President and
                                         Chief Financial and Accounting Officer

                                         SUNSTAR HEALTHCARE, INC.