Form 10KSB40
period 1998-07-31
SUNSTAR HEALTHCARE INC
filed 1998-11-13
CIK 1008993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    July 31, 1998
                                  -------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from __________ to __________.

     Commission file number         1-14382
                            -------------------------


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

                    YES    X                      NO  _____
                         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year $9,079,072
                                                              ---------

     The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on October 30, 1998, was $6,649,613 (based on the
                                                       ---------
average closing bid and asked prices of the Registrant's Common Stock on October 30, 1998 of $3.50 and $4.00 respectively).
                       ----

     As of October 30, 1998, 2,919,330 shares of the Registrant's Common Stock were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for its 1998 Annual Meeting are incorporated by reference in Part III. The Company's Proxy Statement will be filed within 120 days after July 31, 1998.

 Transitional Small Business Disclosure Format (check one):  YES ___  NO  X
                                                                         ---

________________________________________________________________________________

                                    PART I

ITEM 1. BUSINESS

     Sunstar Healthcare, Inc. ("SunStar" or the "Company") was incorporated under the laws of the State of Delaware in December 1995 by National Home Health Care Corp. ("NHHC"), a publicly-held Delaware corporation. In January 1996, NHHC, then the sole shareholder of the Company, contributed to SunStar all of the outstanding capital stock of its wholly owned subsidiaries First Health, Inc. ("First Health") and Brevard Medical Center, Inc. ("Brevard"), which included all of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc. ("SHP") (formerly known as Boro Medical Corp.). Subsequently, the Company restructured its subsidiaries such that Brevard, First Health and SHP all became direct, wholly-owned subsidiaries of SunStar. Except where the context otherwise indicates, the Company, First Health, Brevard and SHP collectively are referred to herein as "SunStar" or as the "Company".

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

     On July 16, 1998, the Company completed a Private Placement (the "Private Placement") under Rule 506 of Regulation D pursuant to which the Company sold 474,330 shares of previously unissued Common Stock. The Private Placement resulted in net proceeds to the Company of $1,355,251.

     The Company is a managed healthcare company whose wholly owned subsidiary, SHP, provides comprehensive healthcare benefits to individuals, families and small and large employer groups in its service areas through its health maintenance organization ("HMO") contracts. As originally organized, the Company also operated seven outpatient primary care medical centers (the "Medical Centers") located in central Florida. On April 15, 1998, the Company sold substantially all of the assets of the Medical Centers, pursuant to an Asset Purchase Agreement ("Asset Purchase Agreement"), thereby completing the Company's transformation from a "provider" of medical services through its Medical Centers to a "payor" for medical services through its statewide HMO. The Company's sale of the Medical Centers has permitted the Company to focus its full attention and resources on the rapid expansion of SHP.

     On February 24, 1997, SHP was awarded an HMO Certificate of Authority by the Department of Insurance in the State of Florida ("DOI") and began accepting its first HMO members effective May 1, 1997. Commencing from an initial service area of a single county in eastern central Florida, SunStar has subsequently received eight approvals from the Florida Agency for Healthcare Administration ("AHCA") to expand its service territory to 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. During the next twelve months, the Company intends to expand its HMO target markets with the intention of providing HMO products statewide. On January 13, 1998, SunStar filed an application to become a contracting party with the Healthcare Financing Administration ("HCFA") to provide HMO health service benefits to Medicare beneficiaries residing in Florida.

     The Company's HMO products provide comprehensive healthcare benefits to enrollees, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services, although the benefit plans require co-payments in addition to the basic enrollee premium. These co-payments are made directly to the provider of services by the member. Although a primary care physician assumes overall responsibility for the coordination of care, the Company offers its members access to its network of physicians without the need of a referral from the member's primary care physician.

     As of November 1, 1998 the Company served approximately 55,000 enrolled plan members in 52 counties. The Company has established a growing distribution network of more than 5,500 brokers and 100 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 15,000 physicians and 125 hospitals. The Company outsources all billing, enrollment and claims processing functions through a third party administrator which provides a dedicated SunStar team with whom the Company maintains close contact for coordination and control.

     The Company's objective is to continue to establish relationships with qualified physicians, hospitals and other healthcare providers who are willing to provide quality medical services to members of managed care organizations at a reasonable cost. The Company believes that these efforts will enable it to provide a variety of low-cost managed healthcare products to attract individuals and employer groups willing to enroll in the Company's HMO. The Company has focused initially on enrolling medically underwritten individuals in central and northern Florida. Currently, the Company is entering the small group and large group markets with a suite of tailored products and is in the process of extending and improving upon its service area throughout the State of Florida. Upon obtaining HCFA approval, the Company will also expand its HMO product offerings to the Medicare market.

     The Company's strategy and preliminary and future expansion plans may be subject to change as a result of numerous factors, including the Company's ability to raise capital, progress or delays in the Company's expansion efforts, changes in market conditions, competitive conditions and new or different opportunities which may become available to the Company in the future.

HCFA AGREEMENT.

     SHP also has a prepaid cost reimbursement contract with HCFA, pursuant to which the Company provides prescribed primary healthcare services to Medicare beneficiaries who enrolled directly with the Company prior to January 1, 1996. Pursuant to the Asset Purchase Agreement, the Company has agreed to transfer the existing HCFA contract held by SHP to the buyer subject to HCFA approval, thus, related HCFA revenues and program costs have been reported in discontinued operations.

     The Company currently provides medical services pursuant to the HCFA agreement to approximately 2,000 Medicare enrollees through Brevard Medical Care, Inc. ("BMC"). Medicare enrollees pay a nominal annual enrollment fee without monthly premiums, deductibles or copayments for primary care services.

     Pursuant to the terms of the agreement with HCFA, the Company is paid a monthly premium in advance for each Medicare beneficiary enrolled by the Company. Payments under the agreement are based on estimated costs incurred in connection with medical services and are subject to year-end adjustments. The Company is subject to governmental audit to ensure the basis of medical costs incurred. The Company's 1996 HCFA cost report was recently audited and no material adjustments were made.

     Pursuant to recent amendments to the Social Security Act, effective January 1, 1996, the Company is prohibited from enrolling Medicare beneficiaries who are not members of employer groups or unions under its agreement with HCFA until it establishes Medicare HMO operations. HCFA has notified the Company that the existing contract under Section 1833 of 42 Code of Federal Regulations will not be renewed after December 31, 1998 as a result of the Company obtaining its HMO license. However, the Company has applied for a cost contract under Section 1876 of 42 Code of Federal Regulations in order to continue to service the 2,000 enrollees in Brevard County. There can be no assurance that such application will be approved.

PREPAID HEALTH CLINIC.

     The Company also provided medical services to subscribers pursuant to a prepaid health clinic license issued by the DOI. This license permitted the Company to provide certain primary healthcare coverage to individuals for a fixed monthly premium. As a condition of the Company receiving its license to operate as an HMO, the Company no longer offers its prepaid health clinic product effective September 1, 1997.


COMPETITION.

     The managed healthcare industry is very competitive and has experienced significant changes in recent years, primarily due to rising healthcare costs. Employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point of service plans and preferred provider options, offered either through third-parties or by self-funding. The Company's HMO competes with providers of all of these products, including United Healthcare of Florida, Inc., Humana Medical Plan, Inc., Prudential Healthcare, Inc., Health Options, Inc. and CIGNA Healthcare of Florida, Inc., most of which have substantially greater financial, management, marketing, personnel and other resources than the Company. Additional competitors may enter the Company's markets in the future. The Company must respond to various competitive factors affecting the healthcare industry, including trends relating to demand for healthcare services, regulatory, economic and political factors, changes in patient demographics and competitive pricing strategies by HMOs and other healthcare plans. The Company will face significant competition in any new geographic areas it may enter, with respect to any products it may offer and with respect to any commercial and governmental healthcare programs developed. As a result of these factors, premium pricing has been competitive, which has contributed to instances in the State of Florida whereby HMOs have experienced significant operating losses over the past several years. The Company may not be able to compete successfully in any such market.


INSURANCE.

     Although the Company has sold the Medical Centers, the Company could under certain circumstances become liable for negligent acts performed by employees of the Medical Centers while such centers were owned and operated by the Company. While the Company may be indemnified by the buyer of the Medical Centers, or is otherwise insured, against liability for such acts, the Company could be subject to potential professional liability claims to the extent that such claims exceed the limits of any applicable insurance coverage.

     As an HMO operator, the Company could become liable for the negligent acts of physicians and for negligence in recruiting and selecting physicians. The Company currently maintains managed care professional liability insurance with limits of $3,000,000 in the aggregate and $1,000,000 per occurrence and requires physicians to maintain malpractice liability insurance in amounts which it deems adequate for the types of medical services provided. However, such insurance may not be sufficient to cover potential claims, and adequate levels of coverage may not be available in the future at a reasonable cost. A partially or completely uninsured successful claim against the Company could have a material adverse effect on the Company's business and financial condition.

     The Company insures its malpractice risks on a claims-made basis. The Company has secured claims-made coverage from August 1, 1997 through April 15, 1998, with retroactive coverage through July 1, 1993. The Company does not accrue for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system because the amount, if any, is not readily estimable.

     The Company also carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as HMO medical costs and insurance recoveries, if any, are recorded as a reduction of HMO medical costs. Under the excess loss reinsurance policies, the Company recovers for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial healthcare claims is currently $50,000.

GOVERNMENT REGULATION.

     The healthcare industry is subject to extensive, stringent and frequently changing federal and state regulation, which is interpreted by regulatory authorities with broad discretion. The federal government and the State of Florida have each enacted statutes extensively regulating the activities of HMOs that are applicable to the Company's operations. Among the areas regulated are the scope of benefits required to be made available to members, the manner in which member rates are structured, procedures for review of quality assurance, enrollment requirements, composition of policy making bodies to assure member representation, the interrelationship between HMOs and their healthcare providers, licensure and financial condition. Under federal regulations, services to members must be provided substantially on a fixed prepaid basis, without regard to the actual degree of utilization of services. Although premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of enrollees, traditional experience rating of accounts (i.e., setting premiums for a group account based on that group's part use of healthcare services) is not permitted under federal regulations.

     In Florida, HMOs must also comply with certain other provisions of state health and insurance laws, including the licensing of salespersons and maintenance of subscriber grievance procedures, insolvency protection and minimum statutory financial requirements. Pursuant to Section 641 of the Florida Insurance Code, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $500,000 or 10% of total liabilities. Effective September 30, 1998, the capital surplus requirement increased to an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium. Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the DOI. Pursuant to the Florida Administrative Code, the DOI may require an HMO to submit a corrective action plan in the event that net income before taxes over the past four quarterly reporting periods is less than 2% of total revenue. The Company must file periodic reports with, and will be subject to periodic review by, the federal and state licensing authorities which regulate the Company.

     The Company believes that it is in compliance with all federal, state and local laws, rules and regulations applicable to its operations and has obtained all licenses necessary to conduct its business. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new operations and jurisdictions could require the Company to obtain additional licenses, modify its arrangements with physicians or otherwise alter methods of operations at costs that could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements. Failure to comply with applicable laws and regulations and licensing requirements would subject the Company and its physicians to civil remedies, including significant fines, penalties, injunctions and expulsion from participation in Medicare and Medicaid programs, as well as possible criminal sanctions, which would have a material adverse effect on the Company.

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


NASDAQ LISTING REQUIREMENTS.

     The Company's shares of Common Stock which were registered in the Offering are traded on the NASDAQ Small-Cap Market. Continued trading of the Common Stock on the NASDAQ Small-Cap Market is conditioned upon the Company meeting certain criteria. The National Association of Securities Dealers ("NASD"), which administers NASDAQ, currently requires, among other things, that for the continued listing of the Company's Common Stock on the NASDAQ Small-Cap Market, the Company must have: (a) either $2,000,000 in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35,000,000 market capitalization or $500,000 net income (in the last fiscal year or two of the last three fiscal years); (b) a public float of 500,000 shares having a market value of at least $1,000,000; (c) a minimum bid price of not less than $1 per share; (d) two market makers; and (e) at least 300 round lot shareholders (holders of 100 shares or more).

As of July 31, 1998, the Company was in compliance with these standards, but there can be no assurances that the Company will continue to meet such standards. If the Company fails to meet any of these criteria, the Common Stock could be delisted from trading on the NASDAQ Small-Cap Market, which delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.


EMPLOYEES.

     The Company currently employs 71 persons, including 3 executive officers, 1 physician and 67 other persons engaged in operations management, administrative and clerical capacities. None of the Company's employees are represented by a union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2. PROPERTY.

     The Company is headquartered in the metropolitan area of Orlando, Florida, where it leases an aggregate of approximately 9,500 square feet pursuant to a three year lease. Administrative, marketing, customer support and medical support services are located in this space. Although the Company believes that its facilities are adequate for its existing operations, the Company regularly evaluates the adequacy of these facilities in light of its growth and expansion plans.

     The following table sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease:

                                 APPROX.
                    APPROX.      ANNUAL                                      LEASE
   LOCATION        SQ. FEET       RENT             USE                  EXPIRATION DATE
---------------   ----------   ----------   ------------------          ---------------
Heathrow, FL        9,500       $181,000    Executive Office             Oct. 31, 2000
Miami, FL             375       $  7,400    Provider Relations Office    Dec. 31, 2000



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

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
-------------------

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market under the symbol "SUNS". The following are the high and low closing bid prices as provided by NASDAQ in the NASDAQ-Small Cap Market:

                           1997                                    1998
                    ------------------                      -----------------
  Quarter Ended       High      Low      Quarter Ended        High     Low
--------------------------------------------------------------------------------
October 31, 1996      5.00      3.25     October 31, 1997     5.25     4.00
January 31, 1997      5.875     3.00     January 31, 1998     5.25     2.75
April 30, 1997        7.25      3.75     April 30, 1998       5.25     3.75
July 31, 1997         6.50      3.75     July 31, 1998        5.25     3.63

     The quotations represent prices between dealers in securities; they do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

Holders.
--------

     The approximate number of holders of record of the Company's Common Stock at November 9, 1998 is 87. However, the Company estimates that there were approximately 1,000 beneficial holders of the Company's Common Stock as of that date.

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

Sale of Unregistered Securities
-------------------------------

     On July 16, 1998, the Company completed the Private Placement of 474,330 shares of previously unissued Common Stock, at a per share price of $3.375, resulting in net proceeds to the Company of $1,355,251. The Common Stock issued in the Private Placement was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in
Section 4(2) and Section 4(6) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Private Placement was not underwritten. The Company entered into a Placement Agent Agreement with H.J. Meyers & Co., Inc. (the "Placement Agent") pursuant to which the Placement Agent received 10% of the aggregate value of the Common Stock issued in the Private Placement and is being issued 150,000 warrants to purchase 150,000 shares of Common Stock at $4.00 per share which expire in 4 years. The Placement Agent also received a non-accountable expense allowance of 3% of the Private Placement proceeds. Under the terms of the Private Placement, the Company agreed to use its reasonable best efforts to file and obtain effectiveness of a registration statement under the Securities Act covering the resale of the shares issued in the Private Placement no later than 90 days after the closing of the Private Placement. If the registration statement is not declared effective by the Securities and Exchange Commission within such 90 day period other than by reason of delay of a selling shareholder or its counsel or the activity or inactivity of the Securities and Exchange Commission, then the Company is obligated to pay cash equal to 1% of the aggregate subscription price of the Private Placement for the first month of such delay and 2% of such aggregate subscription price for each month of delay thereafter; provided, however, that in calculating the period of any delay, there shall be excluded any delays attributable to the failure by a selling shareholder to review the registration statement in a reasonably prompt manner.

All expenses incurred in any registration of these shares will be paid by the Company, but the Company will not be liable for any underwriter discounts or commissions, brokerage fees or stock transfer taxes incurred with respect to the shares or for the fees and expenses of counsel for any selling shareholder. As of the date of this report, the Company is awaiting certain information from its selling shareholders, and upon the receipt of this information, the Company intends to file a registration statement covering these shares as promptly as practicable.

Use of Proceeds
---------------

     On May 15, 1996, the Company completed the Offering, pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option, pursuant to which the Company sold 195,000 shares of Common Stock, resulting in additional net proceeds to the Company of $853,125. The Company filed Forms SR, "Report of Sales of Securities and Use of Proceeds Therefrom," on August 27, 1996, February 24, 1997 and August 23, 1997. As of July 31, 1998, proceeds from the Offering of approximately $2,571,000 have been directly invested in SHP and $2,207,000 has been used as working capital to finance the HMO development effort. An additional $452,000 of the Offering proceeds has been used to purchase furniture and equipment.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"FORWARD-LOOKING" INFORMATION

     This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JULY 31, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 1997 AND 1998 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL.

     On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida by the DOI. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997 ("fiscal 1997"), SHP accelerated its plans to enter markets that the Company believed were under-served by its managed healthcare competitors. Thus, SHP has rapidly expanded and been approved by AHCA to offer its HMO products in 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. As a result of this accelerated growth, development costs have also been accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to continue this rapid expansion throughout the entire State of Florida over the next twelve months.

As of November 1, 1998, the Company provides coverage to approximately 55,000 members in its current service areas. The Company has established a growing distribution network of more than 5,500 brokers and 100 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 15,000 physicians and 125 hospitals. The net losses for fiscal 1998 and 1997 are consistent with management's expectations with respect to the costs associated with the attainment of SHP's HMO license and the related start-up, development and expansion costs of an HMO.

     As originally organized, the Company also provided managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its seven primary care Medical Centers in central Florida. On April 15, 1998, the Company sold substantially all the assets of the Medical Centers and agreed to assign the existing HCFA contract held by SHP upon approval by HCFA pursuant to the Asset Purchase Agreement, thereby completing the Company's transformation from a "provider" of medical services through its Medical Centers to a "payor" for medical services through its statewide HMO. The Company's sale of its Medical Centers has permitted it to focus its full attention and resources on the rapid expansion of SHP.

     Since accepting its first HMO members in May, 1997, the Company's initial focus has been on the marketing and sale of its HMO product in the medically underwritten individual market. The majority of the Company's initial growth came from the sale of its products in the individual market. The Company's strategy is to establish a sufficient base of customers for its HMO product in the individual market within a geographic area, and then to broaden its focus to the marketing and sale of its HMO products to include the small and large group markets. The Company has already begun to broaden its focus in several of the geographic areas in which the Company is currently licensed.

GENERAL FINANCIAL INFORMATION.

                                      FISCAL YEAR ENDED JULY 31,
                                         1997            1998
                                      ------------   ------------
Total revenues                        $   450,048    $ 9,079,072
Loss from continuing operations        (1,705,637)    (5,389,762)
Discontinued operations                    74,472        822,405
Net loss                               (1,631,165)    (4,567,357)
Net loss per common share                    (.68)         (1.85)
Total assets                            6,370,849      8,649,518
Long term obligations                     108,521         82,939

Results of Operations.
----------------------

Year ended July 31, 1998 ("fiscal 1998")  compared to fiscal 1997.

     Total revenues increased by approximately $8,629,000 from approximately $450,000 for fiscal 1997 to approximately $9,079,000 for fiscal 1998. This increase is attributable to an $8,745,000 increase in revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with a decline in other revenues of $99,000 and lower interest income of approximately $17,000.

     As a result of the Company obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized approximately $8,845,000 and $100,000 in HMO premium revenues in fiscal 1998 and fiscal 1997, respectively. This HMO premium revenue increase is consistent with enrolled membership growth to 22,282 at July 31, 1998 from 643 at July 31, 1997. The Company anticipates that HMO premium revenues will continue to rapidly increase over the next twelve month period as the Company will further implement its accelerated growth plan.

However, there can be no assurance that such growth will occur as rapidly as the Company expects.

     Other revenues declined as SHP was required to phase out its prepaid health clinic product as a result of receiving its license to operate as an HMO. Effective September 1, 1997, SHP no longer offered its prepaid health clinic product.

     HMO medical costs were approximately $7,076,000 for the year ended July 31, 1998, resulting in a medical loss ratio of approximately 80%. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical payments for all dates of service were approximately $3,463,000, including net reinsurance premiums paid, in fiscal 1998. The Company incurred HMO medical costs of approximately $135,000 in fiscal 1997 or a medical loss ratio of approximately 136%. This reduction of HMO medical costs as a percentage of HMO revenues was directly attributable to the Company establishing reserves for its small membership in its new HMO products.

     Selling, general and administrative expenses increased by approximately $5,298,000 from approximately $1,997,000 for fiscal 1997 to approximately $7,295,000 for fiscal 1998, or 80% of total revenues for the current fiscal year. The increase is primarily the result of an increase in sales and marketing salaries, benefits and commission expense related to the HMO products of approximately $1,442,000, increased advertising expenses of approximately $1,047,000, an increase in professional and outsourcing fees of approximately $1,093,000, additional administrative salaries and related benefits of approximately $891,000, an increase in printing, postage and other selling costs related to HMO operations of approximately $472,000, an increase in occupancy, insurance, general office and related costs of approximately $221,000, and an increase of approximately $132,000 in other general and administrative expenses including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. The Company expects selling, general and administrative expenses as a percentage of revenues to decrease substantially as HMO membership and premium revenues grow. However, there can be no assurance that such membership and revenue growth or a decline in selling, general and administrative expenses as a percentage of revenues will occur as the Company anticipates.

     As a result of the foregoing, the net loss from continuing operations increased to approximately $5,390,000 for fiscal 1998 compared to approximately $1,706,000 for fiscal 1997.

     Income from discontinued operations increased by $80,000 from $74,000 for fiscal 1997 to approximately $154,000 for the current year. This increase is primarily due to a decline in costs of patient related services from 73% of primary care center revenues for the year ended July 31, 1997 to 72% for the year ended July 31, 1998 and a decline in selling, general and administrative expenses as a percentage of primary care center revenues from 25% for fiscal 1997 to 24% for fiscal 1998. Substantially all of the assets of the primary care Medical Centers were sold on April 15, 1998 for $1,500,000 in cash resulting in the recognition of a gain on the sale of discontinued operations of approximately $668,000.


Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

     At July 31, 1998, the Company had working capital of approximately $1,831,000 as compared to working capital of approximately $4,225,000 at July 31, 1997. The decline in working capital from fiscal 1997 is attributable primarily to the development and marketing costs incurred in order to transform SHP into an HMO and the Company's expansion of its initial service area.

     Net cash used by operating activities was approximately $46,000 for fiscal 1998 and approximately $1,226,000 for fiscal 1997. Net cash used by operating activities in the current year was primarily attributable to the loss from continuing operations of approximately $5,390,000, offset by an increase in the medical claims payable and reserves for incurred but not reported claims of approximately $3,689,000, additional cash received related to unearned and deferred revenues of approximately $1,578,000 and noncash compensation expenses of approximately $65,000.

     Net cash provided by investing activities for fiscal 1998 was approximately $1,540,000 as a result of proceeds from the sale of discontinued operations and a restricted certificate of deposit of $1,500,000 and $280,000, respectively, offset by purchases of new capital items of approximately $242,000. Net cash used in investing activities for fiscal 1997 was approximately $180,000, primarily as a result of purchases of furniture and equipment associated with the development of the Company's new administrative offices and replacement of medical office equipment.

     Net cash provided by financing activities for the year ended July 31, 1998 was approximately $1,328,000 as compared to net cash used in financing activities of approximately $62,000 for the year ended July 31, 1997. Cash provided by financing activities during fiscal 1998 primarily represents net proceeds of approximately $1,355,000 from the Private Placement and $12,500 from the exercise of common stock options, offset slightly by principal payments under capital lease obligations of approximately $40,000. Cash used in financing activities in fiscal 1997 related to principal payments under capital lease obligations of approximately $32,000 and an adjustment of approximately $30,000 to the Offering proceeds.

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

     During the next fiscal year, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. Effective September 30, 1998, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium pursuant to Section 641 of the Florida Insurance Code.
At September 30, 1998, SHP's unaudited statutory financial statements reflect an actual surplus of $1,099,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

     HMO development costs will continue to be incurred by SHP in fiscal 1999 to further establish arrangements with physicians, hospitals, and other healthcare providers as well as to develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses). In order to support the significant growth of the Company's HMO operations, additional marketing, development and other personnel were hired throughout fiscal 1998 to augment the Company's efforts to support and manage this growth. Expenditures for such employees' salaries and related benefits will continue to be incurred in the future and may increase as additional personnel are needed to support further HMO membership growth. In addition, the Company anticipates that it will make additional capital expenditures associated with, among other things, furniture and equipment necessary due to personnel increases. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

     The Company conducted the Offering in May 1996 and the Private Placement offering in July 1998 to provide funds for its growth and expansion plans. The net proceeds from such offerings, approximating $7,400,000, have been used to implement such expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with its accelerated expansion), that additional offering proceeds will be needed to fund ongoing business operations and to satisfy its net tangible asset requirements as governed by the Nasdaq Small-Cap Market and other equity requirements as governed by certain regulatory entities including, without limitation, the Florida Department of Insurance, AHCA and HCFA. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's expansion plans, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

     The Company has retained investment banking advisors and independent consultants to counsel it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability. If the Company is unable to obtain adequate additional financing or enter into such business alliance, it will not be able to meet ongoing business operation needs. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's existing stockholders.


ITEM 7.  FINANCIAL STATEMENTS.

     Filed as part of this report are audited financial statements for the years ended July 31, 1998 and 1997 commencing at page F-1.


ITEM 8.  CHANGES IN ACCOUNTANTS.

     Richard A. Eisner & Company, LLP, was previously the principal accountant for the Company. On August 27, 1996, that firm's appointment as principal accountant was terminated and KPMG Peat Marwick LLP, was engaged as the Company's principal accountant. The decision to change accountants was approved by the Board of Directors and ratified by the shareholders at the annual meeting of the shareholders held on December 16, 1996.

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

                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     Information concerning the directors, executive officers and significant employees of the Company is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1998. Such information is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

     Information concerning executive compensation is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1998. Such information is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1998. Such information is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year ended July 31, 1998. Such information is hereby incorporated by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Filed as part of this 10-KSB annual report are audited financial statements for the years ended July 31, 1998 and 1997.

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                                 July 31, 1998


                  (With Independent Auditors' Report Thereon)

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                 July 31, 1998



                               Table of Contents
                               -----------------



                                                                                        Page
                                                                                      --------

Independent Auditors' Report                                                            F-1

Consolidated Balance Sheet at July 31, 1998                                             F-2

Consolidated Statements of Operations for the years ended July 31, 1997 and 1998        F-3

Consolidated Statement of Changes in Shareholders' Equity for the years
  ended July 31, 1997 and 1998                                                          F-4

Consolidated Statements of Cash Flows for the years ended July 31, 1997 and 1998        F-5

Notes to Consolidated Financial Statements                                            F-6 - 21

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
SunStar Healthcare, Inc.:

We have audited the accompanying consolidated balance sheet of SunStar Healthcare, Inc. and Subsidiaries (the Company) as of July 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunStar Healthcare, Inc. and Subsidiaries as of July 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8(e) to the financial statements, the Company has experienced significant operating losses and is seeking additional financing to meet its regulatory surplus and working capital requirements and to fund additional expansion efforts. If the additional financing is not obtained and the Company fails to meet these regulatory and capital requirements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 8(e). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        KPMG Peat Marwick LLP

Jacksonville, Florida
September 18, 1998

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                 July 31, 1998

                             Assets
                             ------
Current assets:
  Cash and cash equivalents                                         $    7,347,784
  Premiums receivable                                                       16,094
  Prepaid expenses                                                         353,170
  Other current assets (note 1(a))                                         379,960
  Deferred taxes (note 6)                                                   53,000
                                                                     -------------
          Total current asset                                            8,150,008

Furniture and equipment, net (note 4)                                      362,483
Deposits and other assets                                                   90,027
Deferred taxes (note 6)                                                     47,000
                                                                     -------------
          Total assets                                              $    8,649,518
                                                                     =============

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities:
  Medical claims payable                                            $    3,782,716
  Unearned premium - HMO                                                 1,540,209
  Unearned premium - Medicare                                               97,452
  Accounts payable and accrued expenses                                    763,087
  Estimated Medicare settlement                                            103,175
  Capital lease obligations, current (note 5)                               32,806
                                                                     -------------
          Total current liabilities                                      6,319,445

Capital lease obligations, noncurrent (note 5)                              82,939
                                                                     -------------
          Total liabilities                                              6,402,384
                                                                     -------------

Shareholders' equity (notes 1(h) and 8):
  Preferred stock, par value $.001 per share, 1,000,000 shares
     authorized, no shares outstanding                                       -
 Common stock, par value $.001 per share, 10,000,000 shares
     authorized, 2,445,000 shares issued and outstanding                     2,445
  Common stock subscriptions received, par value
     $.001 per share, 474,330 shares                                           474
  Additional paid-in capital                                             8,531,027
  Unearned compensation from stock options                                 (65,105)
  Accumulated deficit                                                   (6,221,707)
                                                                     -------------
          Total shareholders' equity                                     2,247,134
                                                                     -------------

Commitments and contingencies (note 8)

          Total liabilities and shareholders' equity                $    8,649,518
                                                                     =============

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  For the years ended July 31, 1997 and 1998




                                                                     1997          1998
                                                                  -----------   -----------
Revenues:
  HMO premiums                                                $       99,529     8,844,775
  Investment income                                                  249,407       231,743
  Other                                                              101,112         2,554
                                                                  ----------    ----------
       Total revenues                                                450,048     9,079,072
                                                                  ----------    ----------

Operating expenses:
  HMO medical costs                                                  135,211     7,076,054
  Selling, general and administrative (notes 1(a) and 3)           1,997,042     7,295,065
  Option based compensation (note 8(c))                               65,104        65,104
  Amortization of intangibles                                          9,328        32,611
                                                                  ----------    ----------
       Total operating expenses                                    2,206,685    14,468,834
                                                                  ----------    ----------

Loss before income taxes                                          (1,756,637)   (5,389,762)
Provision for income taxes (note 6)                                  (51,000)         -
                                                                  ----------    ----------

Loss from continuing operations                                   (1,705,637)   (5,389,762)

Discontinued operations (note 2):
  Income from discontinued operations                                 74,472       154,472
  Gain on sale of discontinued operations                               -          667,933
                                                                  ----------    ----------
       Total discontinued operations                                  74,472       822,405
                                                                  ----------    ----------

          Net loss                                            $   (1,631,165)   (4,567,357)
                                                                  ==========    ==========


Earnings per share (note 1(j))
  Loss from continuing operations                             $         (.71)        (2.18)
  Discontinued operations                                     $          .03           .33
  Net loss                                                    $         (.68)        (1.85)

Weighted average shares outstanding                                2,395,000     2,467,959

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                  For the years ended July 31, 1997 and 1998

                                                                 Unearned
                                                               Compensation
                                                   Additional      From
                                          Common     Paid-in       Stock      Accumulated
                                           Stock     Capital      Options       Deficit       Total
                                          --------   -------      -------       -------     ---------
Balance, July 31, 1996                   $   2,395   7,193,852    (195,313)     (23,185)    6,977,749

Net loss                                         -           -           -   (1,631,165)   (1,631,165)
Stock issuance costs (note 1(h))                 -     (30,052)          -            -       (30,052)
Amortization of compensatory
  stock options (note 8 (c))                     -           -      65,104            -        65,104
                                         ---------   ---------    --------    ---------    ----------

Balance, July 31, 1997                       2,395   7,163,800    (130,209)  (1,654,350)    5,381,636

Net loss                                         -           -           -   (4,567,357)   (4,567,357)
Stock options exercised (note 1(h))             50      12,450           -            -        12,500
Amortization of compensatory
  stock options (note 8 (c))                     -           -      65,104            -        65,104
                                         ---------   ---------    --------    ---------    ----------
                                             2,445   7,176,250     (65,105)  (6,221,707)      891,883
 Common stock subscriptions
  received (note 1(h))                         474   1,354,777           -            -     1,355,251
                                         ---------   ---------    --------    ---------    ----------

Balance, July 31, 1998                   $   2,919   8,531,027     (65,105)  (6,221,707)    2,247,134
                                         =========   =========    ========    ==========    ==========


See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   For the years ended July 31, 1997 and 1998

                                                                                       1997         1998
                                                                                   -----------   -----------
Cash flows from operating activities:
  Net loss                                                                         $(1,631,165)  $(4,567,357)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     163,543       159,955
     Provision for doubtful accounts                                                    15,000            -
     Deferred taxes                                                                    (37,400)           -
     Noncash compensation                                                               65,104        65,104
     Gain on sale of discontinued operations                                                -       (667,933)
     Gain on the sale of furniture and equipment                                        (3,473)       (1,224)
     Changes in operating assets and liabilities:
       Decrease (increase) in premiums receivable                                        4,871       (51,999)
       Increase in prepaid expenses                                                   (131,546)     (197,504)
       Increase in other current assets                                                (82,554)     (216,388)
       Decrease in deposits and other assets                                            17,318        33,143
       Decrease in due from Medicare                                                    38,448            -
       Increase in medical claims payable                                               93,858     3,688,857
       Increase in unearned premium - HMO                                               59,213     1,480,995
       (Decrease) increase in unearned premium - Medicare                             (159,521)       97,452
       Increase in accounts payable and accrued expenses                               230,826       159,093
       Increase (decrease) in estimated settlement - Medicare                          131,035       (27,860)
                                                                                   -----------    ----------
          Net cash used in operating activities                                     (1,226,443)      (45,666)
                                                                                   -----------    ----------

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                                             -      1,500,000
  Purchase of furniture and equipment                                                 (183,221)     (241,585)
  Proceeds from sale of furniture and equipment                                          3,473         1,345
  Proceeds from sale of restricted certificate of deposit                                   -        280,000
                                                                                   -----------    ----------
       Net cash (used in) provided by investing activities                            (179,748)    1,539,760
                                                                                   -----------    ----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                                   (31,689)      (39,738)
  Additional initial public offering expenses                                          (30,052)           -
  Common stock subscribed                                                                   -      1,355,251
  Exercise of common stock options                                                          -         12,500
                                                                                   -----------    ----------
       Net cash (used in) provided by financing activities                             (61,741)    1,328,013
                                                                                   -----------    ----------

       Net (decrease) increase in cash and cash equivalents                         (1,467,932)    2,822,107

Cash and cash equivalents, beginning of period                                       5,993,609     4,525,677
                                                                                   -----------    ----------

Cash and cash equivalents, end of period                                           $ 4,525,677     7,347,784
                                                                                   ===========    ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                           $    10,447        18,585
                                                                                   ===========    ==========

Noncash investing and financing activities (notes 1(h), 5 and 8)
See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 July 31, 1998



(1) Summary of Significant Accounting Policies
    ------------------------------------------

   (a) Organization
       ------------

       SunStar Healthcare, Inc. (SunStar or the Company) was incorporated in December 1995 and issued 875,000 shares (prior to a stock split discussed in note 1(h)) of common stock. In January 1996, National Home Health Care Corp. (NHHC), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly owned subsidiaries, First Health, Inc. (First Health) and Brevard Medical Center, Inc. (Brevard), which included 100% of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc.
       (SHP). Subsequent thereto, the Company restructured its subsidiaries such that Brevard, First Health, and SHP all became direct, wholly-owned subsidiaries of SunStar.

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

       Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its HMO product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in accordance with the provisions of Chapter 641, Florida Statutes. Effective May 1, 1997, the Company began accepting its first HMO members. Through October 1, 1998, the Company has been approved to operate its HMO in 52 counties in the State of Florida and has accepted members in all of those counties. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.

       The Company has entered into a service agreement with a third party administrator (TPA) for enrollment and underwriting administration, claims processing, payment of agent's commissions and premium billing and collection. Service fees charged to operations under such contract were $16,078 and $904,141 for the years ended July 31, 1997 and 1998, respectively. At July 31, 1998, the Company has a receivable of approximately $289,000 for premiums and collections due from the TPA which is included in other current assets.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (b) Basis of Presentation
       ---------------------

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). These financial statements include the accounts of SunStar, SHP, Brevard and First Health. All significant intercompany transactions and balances have been eliminated in consolidation.

       As discussed in note 2, effective April 15, 1998, the Company sold substantially all the assets of Brevard and First Health pursuant to a single Asset Purchase Agreement. Accordingly, the results of operations for Brevard and First Health for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company has agreed to assign the existing Health Care Financing Administration (HCFA) contract held by SHP to the buyer subject to HCFA approval, thus, related HCFA revenues and program costs have also been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

   (c) Cash and Cash Equivalents
       -------------------------

       Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

   (d) Furniture and Equipment
       -----------------------

       Furniture and equipment are stated at cost and depreciated over estimated useful lives of three to ten years on a straight-line basis.

   (e) Medical Claims Payable
       ----------------------

       Medical claims payable consist of actual claims reported but not paid and estimates of medical services incurred but not reported. The medical claims payable is based on historical data, current enrollment, health service utilization statistics, premium revenues and other related information. These accruals are continually monitored and reviewed. Modification in assumptions for medical costs caused by variances in actual experience could cause these estimates to change.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

    (f) Revenue Recognition
        -------------------

       Premium revenue under the Company's HMO is recognized as earned on a pro rata basis over the contract period. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated settlement for open-year cost reports subject to audit. As discussed in note 1(b), the Company has agreed to assign the reimbursement contract to the buyer subject to HCFA approval. Accordingly, related revenues and program costs have been reflected in discontinued operations in the accompanying consolidated financial statements.

   (g) Income Taxes
       ------------

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes result primarily from liabilities for medical claims payable and temporary differences between the tax and financial statement recognition of option based compensation expense.

   (h) Equity Transactions
       -------------------

       SunStar is authorized to issue 10,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors. In April 1996, the Board of Directors approved a 1.02857 for one stock split. As a result of the stock split, NHHC holds 900,000 shares of the Company's common stock representing a 30.8% interest. All share amounts have been retroactively adjusted for all periods presented.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (h) Equity Transactions, continued
       ------------------------------

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

       On July 16, 1998, the Company completed a Regulation D, Rule 506, Private Placement (the Private Placement) pursuant to which the Company sold 474,330 shares of previously unissued common stock, par value $.001, resulting in net proceeds to the Company of $1,355,251. Common stock sold pursuant to the private placement was issued on August 31, 1998. Under the terms of the Private Placement, the Company has agreed to effect the registration and sale of the 474,330 shares issued on behalf of the Private Placement shareholders within 90 days of the Private Placement, subject to extensions for various causes. The Company intends to complete the registration required under the Private Placement as soon as practical following the filing of its form 10-KSB for the year ended July 31, 1998.

   (i) Accounting for Stock-Based Compensation
       ---------------------------------------

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's consolidated financial statements. The Company has elected to adopt SFAS 123 on a disclosure basis only and will continue to measure stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures under the fair value based method as required by SFAS 123.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1) Summary of Significant Accounting Policies, continued
    -----------------------------------------------------

   (j) Per Share Data
       --------------

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

   (k) Recently Issued Accounting Pronouncements
       -----------------------------------------

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires all items that meet the definition of components of comprehensive income be reported in the consolidated financial statements for the period in which they are recognized and is effective for fiscal years beginning after December 15, 1997. SFAS 131 provides for the disclosure of financial information desegregated by the way management organizes the segments of the enterprise for making operating decisions and is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt the provisions of SFAS 130 and SFAS 131 during fiscal year 1999 and has not determined the impact, if any, of the adoption of these pronouncements on the Company's consolidated financial statement disclosure.

   (l) Use of Estimates
       ----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to depreciable assets, valuation reserves for deferred tax assets and liabilities for incurred but not reported medical claims.

   (m) Reclassification
       ----------------

       Certain amounts presented for 1997 have been reclassified to conform with the presentation adopted for 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2) Discontinued Operations
    -----------------------

    On April 15, 1998, the Company sold substantially all the assets of its primary care medical centers, Brevard and First Health, pursuant to a single Asset Purchase Agreement, to Brevard Medical Care, Inc. for $1,500,000. Pursuant to the Asset Purchase Agreement, the Company has agreed to assign the existing HCFA contract held by SHP to the buyer subject to HCFA approval. The assets sold consisted primarily of accounts receivable, furniture, equipment and leasehold improvements and capital lease commitments associated with these assets as well as physician and other payor agreements.

    Assets excluded from the sale consist of cash and cash equivalents. The Company retained substantially all obligations and liabilities which arose from or in connection with operations prior to the sales transaction, except for those capital lease commitments previously discussed.

    The results of operations for Brevard and First Health and HCFA revenues and program costs for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations.

    Information with respect to discontinued operations for the years ended July 31, 1997 and 1998 is summarized as follows:


                                                         1997        1998
                                                       ---------   ---------

          Revenues                                 $   4,544,852   3,069,322

          Expenses                                     4,470,380   2,914,850
                                                       ---------   ---------

          Income from discontinued operations      $      74,472     154,472
                                                       =========   =========


    The Company will utilize previously generated net operating loss carryforwards to offset the tax effect of the sale and, as such, has not recognized any tax expense or benefits resulting from the sale.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3) Related Party Transaction
    -------------------------

    SunStar is engaged in providing managed healthcare services by operating an HMO through SHP. The Company has entered into a management contract with SHP for the provision of administrative and marketing services. Management fees charged to SHP under such contract were $16,078 and $1,325,660 for the years ended July 31, 1997 and 1998, respectively. As discussed in note 1(a), costs associated with the development of the Company's HMO, including management salaries and benefits, administrative and other indirect costs have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.


(4) Furniture and Equipment
    -----------------------

    Furniture and equipment at July 31, 1998 consist of the following:

          Furniture and equipment         $   469,049
          Less accumulated depreciation      (106,566)
                                             --------

          Net furniture and equipment     $   362,483
                                              =======

    The net book value of furniture and equipment held under capital leases was approximately $122,000 at July 31, 1998. Depreciation expense includes depreciation on assets held under capital leases.


(5) Capital Lease Obligations
    -------------------------

    Future minimum lease payments under capitalized lease obligations at July 31, 1998, were as follows:

            Year ended July 31                            Amount
            ------------------                            ------

            1999                                        $  43,613
            2000                                           45,986
            2001                                           34,393
            2002                                           12,245
            2003                                            2,766
                                                          -------
               Total minimum lease payments               139,003

            Less amounts representing interest            (23,258)
            Less amounts due within one year              (32,806)
                                                          -------
            Amounts due after one year                  $  82,939
                                                          =======

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5) Capital Lease Obligations, continued
    ------------------------------------

    During 1998, the Company acquired equipment under capital leases for $91,660 of which $29,182 was sold pursuant to the sale of the assets of Brevard and First Health as discussed in note 2.

(6) Income Taxes
    ------------

    The provision for income taxes for the years ended July 31, 1997 and 1998 consists of:


                                                     1997       1998
                                                  ---------   --------

                      Current:
                         Federal                  $(13,600)         -
                         State                          -           -
                                                   (13,600)         -
                      Deferred tax benefit         (37,400)         -
                                                   -------     -------
                         Total                    $(51,000)         -
                                                   =======     =======


    Deferred tax assets at July 31, 1998 are as follows:


           Deferred tax assets:
              Net operating loss carryforward      $    1,968,800
              Medical claims payable                      371,300
              Stock option amortization                   128,400
              Estimated Medicare settlement                38,800
                                                       ----------
                                                        2,507,300
              Less valuation allowance                 (2,305,600)
                                                       ----------
                 Net deferred tax assets                  201,700
                                                       ----------

           Deferred tax liabilities:
              HMO startup costs                          (22,000)
              Furniture and equipment                    (10,200)
              Other assets                               (69,500)
                                                      ----------
                 Net deferred tax liabilities           (101,700)
                                                      ----------

                 Net deferred tax asset           $      100,000
                                                      ==========

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6) Income Taxes, continued
    -----------------------

    The reconciliation of the statutory tax rate to the effective rate for the years ended July 31, 1997 and 1998 are as follows:

                                                        1997         1998
                                                        ----         ----

      Federal statutory rate                        $ (571,900)  (1,552,900)
      State taxes, net of federal tax benefit          (70,200)    (164,700)
      Discontinued operations                                -       90,000
      Change in valuation allowance                    625,200    1,600,600
      Overaccrual of prior year taxes                  (13,600)          -
      Other                                            (20,500)      27,000
                                                    ----------   ----------
                                                    $  (51,000)          -
                                                    ==========   ==========


    The difference between the tax provision provided for the year ended July 31, 1998 and that expected from applying the U.S. statutory rate to loss from operations before taxes is primarily attributable to the Company recording a valuation allowance for deferred tax assets related to net operating loss (NOL) carryforwards and compensation charges for stock options to key employees which are not currently deductible for income taxes. The realization of the tax benefits related to these NOL carryforwards and stock options is dependent on future earnings and market conditions and have not been recorded. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets resulting from other temporary differences. NOL carryforwards against future taxable income were approximately $5,232,000 at July 31, 1998. Such NOLs are scheduled to expire in years through 2013.

(7) Financial Instruments
    ---------------------

    The Company's financial instruments exposed to concentrations of credit risk consist primarily of its cash and cash equivalents and premiums and other receivables. The Company's cash and cash equivalents are concentrated in liquid investments. Premiums and other receivables are geographically disbursed through out Central and South Florida.

    Financial instruments, such as cash and cash equivalents, are valued at cost which approximates fair market value.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters
    --------------------------------------------

   (a) Leases
       ------

       The Company rents various office facilities and equipment under terms of several lease agreements which include escalation clauses.

       At July 31, 1998, minimum annual rental commitments under noncancelable operating leases are as follows:

           1999               $245,680
           2000                227,067
           2001                 59,396
           2002                  6,677
           2003                  5,008

       Rent expense amounted to approximately $389,000 and $322,000 for the years ended July 31, 1997 and 1998, respectively.

   (b) Regulatory Requirements
       -----------------------

       As an HMO licensed in Florida, SHP is required, pursuant to Section 641 of the Florida Insurance Code, to maintain a minimum capital surplus in an amount which is the greater of $500,000 or 10% of total liabilities which at July 31, 1998 was approximately $547,000. The Company is in compliance with this requirement and had an unaudited statutory surplus of $906,000 at July 31, 1998. Effective September 30, 1998, the capital surplus requirement will increase to an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium. Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the Insurance Department of the State of Florida.

       Pursuant to the Florida Administrative Code, the Department may require an HMO to submit a corrective action plan in the event that net income before taxes over the past four quarterly reporting periods is less than 2% of total revenue. SHP's reported, unaudited, quarterly net income has met the 2% criteria.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

    (c) Stock Option and Warrant Plans
        ------------------------------

        In February 1996, the Board of Directors of SunStar adopted and SunStar's sole shareholder at that time, NHHC, approved the 1996 Stock Option Plan (the Plan) pursuant to which 200,000 shares of common stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options (ISOs) under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. ISOs may be granted under the Plan to employees and officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

        The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act) and is administered by a committee of the Board of Directors; provided that the full Board of Directors currently is administering the Plan.

        The Board of Directors or the committee, as the case may be, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless terminated, the Plan will expire on February 13, 2006.

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

   (c) Stock Option and Warrant Plans, continued
       -----------------------------------------

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

       The Plan provides that each nonemployee director automatically receives, upon first becoming a nonemployee director, a grant of options to purchase 7,500 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company granted an aggregate of 37,500 of such options to nonemployee directors on May 15, 1996 at $5.00 per share.

       During the year ended July 31, 1998, 7,500 of such options were canceled due to the resignation of a director. Each nonemployee director option will expire five years from the date of grant.

       The Company's granting of options with exercise prices below the market price of the stock on the grant date resulted in charges to operations of approximately $65,000 in the years ended July 31, 1997 and 1998, respectively. Unearned compensation at July 31, 1998 amounts to approximately $65,000 which is presented as a reduction of equity. Such unearned amounts will be accounted for as an expense during the periods in which the related services are performed.

       The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended July 31, 1997 and 1998: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .84 and .82, respectively; and a weighted-average expected life of the option of 5 years.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (c) Stock Option and Warrant Plans, continued
       -----------------------------------------

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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31, follows:

                                                   1997          1998
                                                -----------   -----------

               Pro forma net loss               $(1,755,373)   (4,704,324)

               Pro forma loss per share         $      (.73)        (1.94)


       The weighted average fair value of options granted during the years ended July 31, 1997 and 1998 with exercise prices equal to the market price of the stock on the date of grant was $2.82 and $2.42, respectively.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (c) Stock Option and Warrant Plans, continued
       -----------------------------------------

       A summary of the Company's stock option activity, and related information for the years ended July 31 follows:


                                                      1997                      1998
                                             -----------------------     -------------------
                                                            Weighted                Weighted
                                                            Average                 Average
                                                            Exercise                Exercise
                                             Options         Price       Options     Price
                                             -------        --------     -------    --------

         Outstanding, beginning of year      437,500        $   1.47     492,500      1.60

         Granted                             130,000            4.00      12,500      3.50

         Exercised                                -                -     (50,000)      .25

         Forfeited/canceled                  (75,000)           5.00     (37,500)     4.20
                                             -------                     -------

         Outstanding, end of year            492,500            1.60     417,500      1.59
                                             =======                     =======

         Exercisable at end of year          280,833            1.46     313,333      1.55
                                             =======                     =======


       Exercise prices for options outstanding as of July 31, 1998 ranged from $0.25 to $5.00. Options exercisable at $0.25 per share totaled 275,000 of which 212,500 were exercisable at July 31, 1998. Options with exercise prices ranging from $3.50 to $5.00 totaled 142,500 of which 100,833 were exercisable at July 31, 1998. The weighted average remaining contractual life of options exercisable at $0.25 and $3.50 to $5.00 per share was
       7.53 and 7.13 years, respectively, at July 31, 1998.

       In connection with the Offering, the Company has granted warrants to the underwriter to purchase an aggregate of 130,000 shares of common stock at an exercise price equal to $6.00 per share. The warrants are exercisable on or after April 15, 1997 and expire on May 15, 2001.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (c) Stock Option and Warrant Plans, continued
       -----------------------------------------

       In connection with the Private Placement, the Company has granted warrants to the placement agent to purchase an aggregate of 150,000 shares of common stock at an exercise price equal to $4.00 per share. The warrants are exercisable on or after July 16, 1998 and expire four years from that date.

       Common stock reserved for future issuance at July 31, 1998 is as follows:


                                                                          Number of
                                                                           Shares
                                                                          ---------

          Options granted under employment and consulting agreements        275,000
          Options granted under the Plan                                    142,500
          Reserved for future grants under the Plan                          57,500
          Warrants granted to underwriters                                  280,000
                                                                            -------
                                                                            755,000
                                                                            =======

   (d) Professional Liability
       ----------------------

       The Company insures its professional liability risks on a claims-made basis. The Company has secured claims-made coverage from August 1, 1997 through April 15, 1998, with retroactive coverage through July 1, 1993 to insure for potential professional liability claims by patients and others as a result of the negligence of physicians that occurred prior to the divestment of the primary care medical centers. The Company could become liable for the negligent acts of physicians, as well as negligence in recruiting and selecting physicians. The Company currently maintains professional liability insurance with limits of $1,000,000 in the aggregate and $1,000,000 per occurrence and requires physicians to maintain malpractice liability insurance in amounts which it deems adequate for the type of medical services provided. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made because management has not identified any such incidents.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Commitments, Contingencies and Other Matters, continued
    -------------------------------------------------------

   (d) Professional Liability, continued
       ---------------------------------

       The Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as HMO medical costs and insurance recoveries, if any, are recorded as a reduction of HMO medical costs. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial healthcare claims is currently $50,000.

   (e) Liquidity
       ---------

       The Company's consolidated financial statements for the year ended
       July 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,631,165 and $4,567,357 for the years ended July 31, 1997 and 1998, respectively, and as of July 31, 1998 had an accumulated deficit of $6,221,707. The Company expects to incur substantial expenditures to further its HMO development and to expand its current commercial service area and enter into the Medicare market. The Company's working capital at July 31, 1998 will not be sufficient to fund ongoing business operations. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's expansion plans, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

       The Company has retained investment banking advisors and independent consultants to counsel it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability. If the Company is unable to obtain adequate additional financing or enter into such business alliance it will not be able to meet ongoing business operation needs. The consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUNSTAR HEALTHCARE, INC.


                                     By:  /s/ Jack W. Shields
                                        -----------------------
                                        Jack W. Shields
                                        Vice President and
                                        Chief Financial Officer

Dated:  November 13, 1998


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:


SIGNATURES                                           TITLE
----------                                           -----

/s/  Warren D. Stowell
--------------------------------------------------   President, Chief Executive Officer, and Chairman
Warren D. Stowell                                    (Principal Executive Officer)

/s/  David A. Jesse
--------------------------------------------------   Executive Vice President, Chief Operating Officer, Director
David A. Jesse

/s/  Jack W. Shields
--------------------------------------------------   Vice President, Chief Financial Officer
Jack W. Shields                                      (Principal Financial and Accounting Officer)

/s/  Frederick H. Failkow
--------------------------------------------------   Director
Frederick H. Failkow

/s/  Steven Failkow
--------------------------------------------------   Director
Steven Failkow

/s/  Bernard Levine, M.D.
--------------------------------------------------   Director
Bernard Levine, M.D.

/s/  Richard Seidelman, M.D.
--------------------------------------------------   Director
Richard Seidelman, M.D.

/s/  Howard Silverman
--------------------------------------------------   Director
Howard Silverman


     Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:


EXHIBIT  EXHIBIT DESCRIPTION
-------  -------------------
   2.1   Asset Purchase Agreement, dated April 15, 1998, between Brevard Medical Care, Inc. and SunStar
         Healthcare, Inc.****

   3.1   Certificate of Incorporation*

   3.2   By-Laws*

   4.1   Specimen Certificate of the Company's Common Stock**

   4.2   Form of Warrant Agreement (including Form of Underwriter's Common Stock Purchase Warrant)*

   4.3   1996 Stock Option Plan*

   4.4   Form of 1996 Stock Option Contract**

  10.3   Agreement for Third Party Administrator Services, dated March 7, 1997, between Healthplan Services,
         Inc. and SunStar Health Plan, Inc.***

  10.4   Lease, dated November 26, 1997 between the Company and Pizzuti*****

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

  10.5   Certificate from State of Florida, Agency for Health Care Administration certifying Boro Medical
         Corporation a Healthcare Provider*

   11.   Statement of Per Share Earnings (included in Consolidated Financial Statements attached to this report)

  16.1   Letter on Change in Certifying Accountant*****

  21.1   List of Subsidiaries*****

  23.1   Consent of KPMG Peat Marwick LLP*****

   27.   Financial Data Schedule *****

____________________

    *    Filed as same exhibit reference to Form SB-2 Registration Statement, filed on February 26, 1996, File
             No. 333-1650

   **    Filed as same exhibit reference to Amendment No. 2 to Form SB-2 Registration Statement, filed on May
             9, 1996, File No. 333-1650.

  ***    Filed as Exhibit 10.12 to Form 10-KSB for the fiscal year ended July 31, 1997.

 ****    Filed as same exhibit reference to Form 10-QSB, for the quarterly period ended April 30, 1998.

*****    Filed herewith.