Form 10KSB/A
period 1998-07-31
SUNSTAR HEALTHCARE INC
filed 1998-11-30
CIK 1008993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 Form 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    July 31, 1998
                                  -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from _____________ to ____________.


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

     State issuer's revenues for its most recent fiscal year $9,079,072
                                                              ---------

     The aggregate market value of voting stock of the Registrant held by non-
affiliates of the Registrant on October 30, 1998, was $ 6,649,613   (based on
                                                       ------------
the average closing bid and asked prices of the Registrant's Common Stock on October 30, 1998 of $3.50 and $4.00 respectively).
                               ----

     As of October 30, 1998, 2,919,330 shares of the Registrant's Common Stock were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

 Transitional Small Business Disclosure Format (check one):  YES      NO   X
                                                                 ---      ---
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends and restates the following items of its Annual Report on Form 10-KSB for the year ended July 31, 1998 as set forth below:

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     The directors, executive officers and significant employees of the Company are as follows:

        NAME                AGE                                 POSITION
        ----                ---                                 --------

Warren D. Stowell            46  President, Chief Executive Officer and Chairman of Board of Directors
David A. Jesse               49  Executive Vice President, Chief Operating Officer, Secretary and Director
Jack W. Shields              39  Vice President and Chief Financial Officer
Robyn J. Stowell             43  Vice President of Medical Operations
Frederick H. Fialkow         66  Director
Steven Fialkow               38  Director
Bernard Levine, M.D.         69  Director
Richard Seidelman, M.D.      39  Director
Howard Silverman             63  Director

          All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their death, resignation or removal from office.

          Warren D. Stowell has been President and Chief Executive Officer of
          -----------------
the Company since December 1995, Chairman of the Board of Directors of the Company since March 1996, and President and Chief Executive Officer of the Company's wholly owned subsidiary, SunStar Health Plan, Inc. (formerly known as Boro Medical Corp.) since November 1, 1995. From July 1993 through November 1995, Mr. Stowell served as Chief Operating Officer, Insurance Division, for Ramsay HMO, Inc., an HMO, life and health insurance company and property and casualty insurance company operating in the State of Florida. From June 1991 until July 1993, Mr. Stowell was President and Chief Executive Officer of Care Florida, Inc. Mr. Stowell is the husband of Robyn J. Stowell.

          David A. Jesse has been Executive Vice President, Chief Operating
          --------------
Officer and a director of the Company since January 1996. Prior to his association with the Company, Mr. Jesse had been a principal of Masters & Jesse Co., LPA, a legal professional association, commencing in March 1993. From May 1992 to February 1993, he was Vice President and General Counsel of Care Florida, Inc., a health maintenance organization based in Miami, Florida.

          Jack W. Shields has been Vice President and Chief Financial Officer of
          ---------------
the Company since December 1996. From September 1996 to December 1996, Mr. Shields was Vice President, Network Development for Capital Community Health Plan in Washington, D.C. and from January 1996 to September 1996 he was Regional Network Director of United Healthcare Corporation's Mid-Atlantic Region. Mr. Shields was acting Chief Financial Officer for the MetraHealth Mid-Atlantic Region from April 1995 to January 1996. From April 1992 to April 1995, Mr. Shields was Director, Financial Controls for Metropolitan Life Insurance Company's Group Department.

          Robyn J. Stowell has been Vice President of Medical Operations of the
          ----------------
Company since August 1996. Although Mrs. Stowell did not work from 1995 through 1996 while she waited for a non-compete agreement to expire, from 1990 to 1995 Mrs. Stowell was Vice President of Operations for Ramsay HMO, Inc. She is the wife of Warren D. Stowell.

          Frederick H. Fialkow has been a director of the Company since December
          --------------------
of 1995. Since February 1988, Mr. Fialkow has been Chairman of the Board and Chief Executive Officer of National Home Health Care Corp., a publicly held Delaware corporation ("NHHC") and a principal shareholder of the Company. Mr. Fialkow is the father of Steven Fialkow.

          Steven Fialkow has been a director of the Company since December 1995.
          --------------
Mr. Fialkow has been the President and Chief Operating Officer of NHHC since October 1997. He has also served as Secretary of NHHC since September 1995, as Executive Vice President of New England Home Care, Inc. since August 1995 and as a director of NHHC since December 1991. Prior thereto he served as Executive Vice President of Health Acquisition Corp. from May 1994 to August 1995. He has served as President of National HMO (New York), Inc. from April 1989 to April 1994. Mr. Fialkow is a certified public accountant. He is the son of Frederick
H. Fialkow.

          Bernard Levine, M.D. has been a director of the Company since December
          --------------------
1995. Dr. Levine is a private investor, primarily in the healthcare industry. Since 1962, he has been a Professor of Internal Medicine at New York University School of Medicine with a sub-specialty in allergy and immunology. Dr. Levine also serves as a director of National and was a director of Cypros Pharmaceutical Corp. until October 22, 1996.

          Richard Seidelman, M.D. has been a director of the Company since
          ----------------------
February 1996. Since June 1989, Dr. Seidelman has been a pulmonary care physician in private practice in South Florida. Dr. Seidelman is a graduate of the University of Pennsylvania and received his M.D. degree from Hahnemann University. He completed his residency in internal medicine at Georgetown University/VA Medical Center and his fellowship in pulmonary medicine at George Washington University.

          Howard Silverman has been a director of the Company since July 1998.
          ----------------
Mr. Silverman has been retired since 1995 and previously served as the Chairman of the Board of Directors, President and Chief Executive Officer of Gruntal Financial Corporation, an investment banking firm. He has served as a Director of Getty Petroleum, Work Wear Corporation and Cartaret Bank. He is currently a trustee of Long Island University and The Chemotherapy Corporation.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC and NASDAQ initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Such persons are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Forms 5 were required, the Company is not aware of any delinquencies in the filing of such reports.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual and long term compensation during the Company's last three fiscal years of the Company's Chief Executive Officer and other most highly compensated executive officers and significant employees, whose salary and bonus for the 1998 fiscal year exceeds $100,000 for services rendered in all capacities to the Company and its subsidiaries:


                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation                               Long Term Compensation
                          ------------------------------------  --------------------------------------------------------------
                           Fiscal                                      Securities
                            Year                                       Underlying             LTIP            All other
Name and Position           Ended       Salary        Bonus        Options/ SARs (#)        Payouts          Compensation
------------------------  ---------  ------------  -----------  ------------------------  ------------  ----------------------
Warren D. Stowell           1998        $153,462     $   --                  --             $    --                   --
  President, Chief          1997        $129,904         --                  --                  --                   --
  Executive Officer(1)      1996        $ 95,193         --             250,000(2)               --                   --

David A. Jesse              1998        $136,962     $   --                  --                  --                   --
  Executive Vice            1997        $106,576     $15,000                 --                  --                   --
  President and Chief       1996        $ 17,692         --              75,000(4)               --               25,000(5)
  Operating  Officer(3)

Jack W. Shields             1998        $101,346     $   --                  --                  --                   --
  Vice President and        1997        $ 63,077         --              25,000(7)               --                   --
   Chief Financial          1996              --         --                  --                  --                   --
   Officer(6)

Robyn J. Stowell            1998        $105,995     $   --                  --                  --                   --
 Vice President of          1997        $ 72,403     $15,000             25,000(7)               --                   --
  Medical Operations        1996              --         --                  --                  --                   --

Robert Ley                  1998        $100,385     $   --               7,500(8)               --                   --
  Director of Marketing     1997        $ 40,000         --                  --                  --                   --
                            1996              --         --                  --                  --                   --

______________

(1) Mr. Stowell is President and Chief Executive Officer of SunStar Healthcare, Inc., and its wholly owned subsidiary, SunStar Health Plan, Inc.

(2) Granted pursuant to Mr. Stowell's employment agreement. Three-fourths of the options are currently exercisable, and 62,500 options shall be exercisable on January 28, 1999, subject to Mr. Stowell's employment by the Company.

(3) Mr. Jesse is Executive Vice President and Chief Operating Officer of SunStar Healthcare, Inc., and its wholly owned subsidiary, SunStar Health Plan, Inc.

(4) Represents an option for 25,000 shares of Common Stock granted pursuant to Mr. Jesse's employment agreement and an option for 50,000 shares of Common Stock granted pursuant to the Company's 1996 Stock Option Plan. Options to purchase 58,333 shares are currently exercisable, and options for the remaining 16,667 shares shall be exercisable on December 16, 1999, subject to Mr. Jesse's employment by the Company.

(5) Represents consulting fees paid to Mr. Jesse during the fiscal year ended July 31, 1996 prior to receiving a salary from the Company.

(6) Mr. Shields is Vice President and Chief Financial Officer of SunStar Healthcare, Inc., and its wholly owned subsidiary, SunStar Health Plan, Inc.

(7) Represents an option for 25,000 shares of Common Stock granted pursuant to the Company's 1996 Stock Option Plan. Options to purchase 16,667 shares are currently exercisable, and options for the remaining 8,333 shares shall be exercisable on December 16, 1999, subject to employment by the Company.

(8) Represents an option for 7,500 shares of Common Stock granted pursuant to the Company's 1996 Stock Option Plan. Options to purchase 2,500 shares are currently exercisable, and options for the remaining 5,000 shares will not become exercisable due to Mr. Ley's termination of employment by the Company.

STOCK OPTIONS.

     The following table sets forth information concerning options granted during the fiscal year ended July 31, 1998 to those persons named in the preceding Summary Compensation Table:

                       OPTION GRANTS IN LAST FISCAL YEAR

                             Numbers of                % of Total
                             Securities              Options Granted
                             Underlying              To Employees in           Exercise Price             Expiration
        Name              Options Granted              Fiscal Year             ($ per share)                 Date
---------------------  ----------------------     ----------------------   ----------------------   ----------------------
Robert Ley                     7,500(1)                      60%                   $3.50                   12/25/98(2)

(1) This represents a stock option granted pursuant to the Company's 1996 Stock Option Plan. Options to purchase 2,500 shares are currently exercisable, and options for the remaining 5,000 shares will not become exercisable due to Mr. Ley's termination of employment by the Company.

(2) Original expiration date of December 15, 2007 was subject to conditions of employment with the Company. Due to Mr. Ley's termination, the 2,500 options which are currently exercisable will expire on December 25, 1998.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

          None of the options held by those individuals listed in the Summary Compensation Table were exercised in fiscal 1998. The following table sets forth information concerning the value of unexercised stock options at July 31, 1998 for those individuals named in the Summary Compensation Table:

                   AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                          Number of Securities                 Value of Unexercised
                                         Underlying Unexercised                In-The-Money Options
                                       Options at Fiscal Year End               at Fiscal Year End
              Name                      Exercisable/Unexercisable          Exercisable/Unexercisable(1)
---------------------------------  -----------------------------------  -----------------------------------
        Warren D. Stowell                    187,500/62,500                      $843,750/$281,250
         David A. Jesse                       58,333/16,667                      $ 137,500/$12,500
         Jack W. Shields                      16,667/8,333                       $   12,500/$6,250
        Robyn J. Stowell                      16,667/8,333                       $   12,500/$6,250
           Robert Ley                          2,500/5,000                       $    3,125/$6,250

_________________________

(1) The dollar values were calculated by determining the difference between the fair market value at fiscal year-end of the Common Stock underlying the options and the exercise price of the options. The last sale price of a share of the Company's Common Stock on July 31, 1998 as reported by NASDAQ was $4.75.

DIRECTOR COMPENSATION.

          The Company's non-employee directors are paid a fee of $2,500 for each meeting of the Board of Directors attended. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and for other expenses incurred in their capacity as directors of the Company. Under the Company's 1996 Stock Option Plan, each non-employee director of the Company, upon becoming a director, is entitled to receive a non-qualified stock option for 7,500 shares of Common Stock exercisable at a price equal to the fair market value of the Common Stock on the date of grant. In May 1996, each of the non-employee directors on that date was granted a stock option exercisable for 7,500 shares of Common Stock at $5.00 per share.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement, effective as of May 15, 1996, with Warren D. Stowell pursuant to which he is employed full-time as the Company's President and Chief Executive Officer. The agreement expired on May 15, 1998. Mr. Stowell has continued to act as an officer and director of the Company while he concludes negotiations with the Company for a new employment agreement. The agreement also provided that for so long as Mr. Stowell remains employed by the Company, he shall serve as a member of the Company's Board of Directors and shall have the right to designate one additional member to the Board of Directors. Mr. David A. Jesse is Mr. Stowell's current designee. The agreement provided for an annual salary of $150,000 per annum as of May 15, 1997. Mr. Stowell's employment agreement contained confidentiality provisions and a covenant not to compete with the Company for a period of six months following termination of employment.

     In addition, the Company granted to Mr. Stowell options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price equal to $.25 per share. The options are currently exercisable as to three-fourths of the shares covered thereby, and the remaining 62,500 options shall be exercisable on the third anniversary from January 28, 1996, provided that Mr. Stowell is employed by the Company on such date. Commencing two years after May 15, 1996, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of Common Stock issuable to Mr. Stowell pursuant to the exercise of such options. No options have been exercised as of July 31, 1998.

     The Company entered into an employment agreement, effective as of May 15, 1996, with David Jesse pursuant to which he is employed full-time as the Company's Executive Vice President and Chief Operating Officer. The agreement expired on May 15, 1998. Mr. Jesse has continued to act as an officer and director of the Company while he concludes negotiations with the Company for a new employment agreement. The agreement provided for an annual salary of $135,000 per annum as of May 15, 1997. Mr. Jesse's employment agreement contained confidentiality provisions and a covenant not to compete with the Company for a period of six months following termination of employment.

     In addition, the Company granted to Mr. Jesse options to purchase an aggregate of 75,000 shares of Common Stock. Options to purchase 25,000 shares of Common Stock were granted in connection with Mr. Jesse's employment agreement, at an exercise price of $.25 per share and are currently exercisable. The remaining 50,000 options, which were granted under the Company's 1996 Stock Option Plan, have an exercise price of $4.00 per share, are exercisable as to 33,333 shares and shall be exercisable for the remainder on the third anniversary of the date of May 15, 1996, provided that Mr. Jesse is employed by the Company on such date. Commencing two years after May 15, 1996, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the Common Stock issuable to Mr. Jesse pursuant to the exercise of such options. No options have been exercised as of July 31, 1998.


STOCK OPTION PLAN.

          In February 1996, the Board of Directors of the Company adopted, and NHHC (the Company's sole stockholder at that time) approved, the Company's 1996 Stock Option Plan (the "Option Plan") pursuant to which 200,000 shares of Common Stock currently are reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISO'S") under the Internal Revenue Code of 1986, as amended (the "Code"), or
(ii) non-qualified options. ISOS may be granted under the Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

          The Option Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Option Plan may be administered by the Board of Directors or a committee appointed by the Board and the Option Plan is currently administered by the Company's Compensation Committee comprised of independent directors. The Compensation Committee, within the limitations of the Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option. Unless sooner terminated, the Option Plan will expire on February 13, 2006.

     ISOs granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000 and options to purchase no more than 50,000 shares may be granted under the Option Plan to any single optionee in any calendar year. Non-qualified options granted under the Option Plan may not be granted at a price less than 90% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Option Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate ninety days following the termination of employment.

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

          The Option Plan provides that each non-employee director automatically receives, upon first becoming a non-employee director, a grant of an option to purchase 7,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock. Each non-employee director option expires five years from the date of grant.

          The Company has granted options to purchase an aggregate of 112,500 shares under the Option Plan, exclusive of non-employee director options to purchase an additional 30,000 shares, none of which options has been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information as of October 30, 1998, regarding beneficial ownership of the Company's Common Stock by: (i) each director and named executive officer of the Company, (ii) all directors and named executive officers as a group, and (iii) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise noted, all persons named in the table have the sole voting and dispositive power with respect to Common Stock beneficially owned.

          NAME AND ADDRESS OF                                                                     PERCENTAGE OF
          BENEFICIAL OWNERS(1)               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP      OUTSTANDING SHARES OWNED(2)
----------------------------------------     -----------------------------------------      ---------------------------
                                             SOLE VOTING POWER      SHARED VOTING POWER
                                             ------------------------------------------
National Home Health Care Corp.                   890,000                                              30.5%
    700 White Plains Rd.,
    Scarsdale, NY 10583
Warren D. Stowell                                 192,500 (3)              474,330 (4)                 21.5%
Bernard Levine, M.D.                             208,600 (5)                                           7.1%
David A. Jesse                                     58,333 (6)              474,330 (4)                 17.9%
Frederick H. Fialkow                               42,500 (5)                                           1.5%
Jack W. Shields                                    25,000 (7)                                             *
Robyn J. Stowell                                   25,000 (7)                                             *
Richard Seidelman, M.D.                            12,500 (5)                                             *
Steven Fialkow                                      7,500 (5)                                             *
Howard Silverman                                       -   -                                              -
All directors and executive officers as           571,933 (3)-(7)          474,330 (4)                 32.2%
 a group (9 persons)

_____________
* Less than 1%

(1) Unless otherwise indicated, the address of each of these persons is SunStar Healthcare, Inc., 300 International Parkway, Suite 230, Heathrow, Florida 32746.

(2) Based upon 2,919,330 shares outstanding on October 30, 1998, and with respect to each holder of options exercisable within 60 days, the shares represented by such options.

(3) Includes 187,500 shares issuable under currently exercisable options. Excludes 62,500 shares subject to options not exercisable within the next 60 days.

(4) Includes 474,330 shares sold pursuant to the Private Placement on July 16, 1998 for which subscription agreements were entered into whereby each stockholder agreed to vote its shares as directed by Mr. Stowell or Mr. Jesse, as officers and directors of the Company, and granted its irrevocable proxy to Messrs. Stowell or Jesse in connection with such voting agreement. Either of Messrs. Stowell and Jesse has the right to vote, in their sole and exclusive discretion, such shares with respect to any proposal upon which the Company's stockholders may vote. These stockholder voting agreements and irrevocable proxies, which are applicable only to the present holders of these shares, terminate on July 16, 1999. These voting rights will not be enforced against subsequent holders of these shares.

(5) Includes 7,500 shares of Common Stock issuable pursuant to immediately exercisable stock options.

(6) Consists of shares issuable under currently exercisable stock options. Excludes 16,667 shares subject to options that are not exercisable within the next 60 days.

(7) Represents shares of Common Stock issuable pursuant to currently exercisable stock options and options exercisable within the next 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     NHHC currently owns 30.5% of the outstanding Common Stock of the Company. Certain directors of the Company are also officers, directors and/or principal stockholders of NHHC and, consequently, may be able, through NHHC, to direct the election of the Company's directors, effect significant corporate events and generally direct the affairs of the Company. The Company does not intend to enter into any transactions with NHHC or its affiliates unless approved by a majority of the independent and disinterested members of the Board of Directors and, to the extent deemed necessary or appropriate by the Board of Directors, the Company will obtain a fairness opinion and stockholder approval in connection with any such transaction.

     The Company has granted to Mr. Warren D. Stowell (the President, Chief Executive Officer and Chairman of the Board) and Mr. David A. Jesse (the Executive Vice President, Chief Operating Officer and a director of the Company) options to purchase 250,000 and 25,000 shares, respectively, of Common Stock at an exercise price per share of $.25 in connection with their respective employment by the Company. Mr. Stowell's options are currently exercisable as to three-fourths of the shares covered thereby and the remainder shall be exercisable on the third anniversary of January 28, 1996, provided that Mr. Stowell is employed by the Company on such date. Mr. Jesse's options are currently exercisable. Commencing two years after May 15, 1996, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register the shares of Common Stock issuable to Mr. Stowell and Mr. Jesse pursuant to exercise of such options.

     The Company has agreed to use its best efforts to include 83,000 shares of Common Stock held by NHHC in a registration statement to be filed under the Securities Act two years after May 15, 1996.

     Ms. Robyn J. Stowell has been employed by the Company since August 1996 as Vice President of Medical Operations and received $72,403 and $105,995 in salary in fiscal 1997 and 1998, respectively. Ms. Stowell also received a $15,000 bonus in fiscal 1997. During fiscal 1997, Ms. Stowell was also granted a stock option under the Company's Stock Option Plan for 25,000 shares of Common Stock with an exercise price of $4.00 per share. The option vests in three equal annual installments commencing December 16, 1996 and terminates on December 15, 2006. Ms. Stowell is the spouse of Mr. Warren D. Stowell, the Company's President, Chief Executive Officer and Chairman of the Board.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SUNSTAR HEALTHCARE, INC.


                                By: /s/ Jack W. Shields
                                    ------------------------------------------
                                    Jack W. Shields
                                    Vice President and Chief Financial Officer

Dated:  November 30, 1998