Form 10QSB
period 1998-10-31
SUNSTAR HEALTHCARE INC
filed 1998-12-15
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

      For the quarterly period ended October 31, 1998
                                     ----------------
     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from_______________to_________________

      Commission file number     1-14382
                                     ----------------

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES
       (Exact name of small business issuer as specified in its charter)

           Delaware                                59-3361076
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

           300 International Pkwy, Ste 230, Heathrow, Florida 32746
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

There were 2,919,330 shares of the Registrant's common stock outstanding as of November 30, 1998.

 Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                 ---     ---

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 1998


PART I.          FINANCIAL INFORMATION                                                             PAGE
                                                                                                   ----

     ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR
                HEALTHCARE, INC. AND SUBSIDIARIEs................................................     2

                Consolidated Balance Sheet (unaudited)...........................................     2

                Consolidated Statements of Operations (unaudited)................................     3

                Consolidated Statements of Cash Flows (unaudited)................................     4

                Notes to Consolidated Financial Statements.......................................     5

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONs..............................................    11



PART II.        OTHER INFORMATION................................................................    17

     ITEM 2.    CHANGES IN SECURITIES AND USE OF
                PROCEEDS.........................................................................    17

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................    17

SIGNATURES      .................................................................................    18


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OF SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                October 31, 1998
                                  (unaudited)

                  ASSETS
                  ------
CURRENT ASSETS:
 Cash and cash equivalents                                         $11,757,152
 Premiums receivable                                                    73,751
 Prepaid expenses                                                      236,590
 Other current assets                                                  445,140
 Deferred taxes                                                         53,000
                                                                   -----------

   TOTAL CURRENT ASSETS                                             12,565,633

 Furniture and equipment, net                                          380,631
 Deposits and other assets                                              82,428
 Deferred taxes                                                         47,000
                                                                   -----------
   Total assets                                                    $13,075,692
                                                                   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES

 Medical claims payable                                            $ 8,211,798
 Unearned premium - HMO                                              2,585,471
 Unearned premium - Medicare                                            94,513
 Accounts payable and accrued expenses                                 909,592
 Estimated Medicare settlement                                         103,175
 Capital lease obligations, current                                     33,819
                                                                   -----------
   TOTAL CURRENT LIABILITIES                                        11,938,368

Capital lease obligations, noncurrent                                   73,774
                                                                   -----------
   TOTAL LIABILITIES                                                12,012,142

Shareholders' equity
 Preferred stock, par value $.001 per share, 1,000,000 shares
   authorized, no shares outstanding                                       -0-
 Common stock, par value $.001 per share, 10,000,000 shares
   authorized, 2,919,330 shares issued and outstanding                   2,919
 Additional paid-in capital                                          8,531,027
 Unearned compensation from stock options                              (48,829)
 Accumulated deficit                                                (7,421,567)
                                                                   -----------
   TOTAL SHAREHOLDERS' EQUITY                                        1,063,550
                                                                   -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $13,075,692
                                                                   ===========
See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
              For the three months ended October 31, 1997 and 1998
                                  (unaudited)



                                           1997          1998
                                        -----------  -------------

Revenues:
 HMO premiums                           $  472,204    $10,522,079
 Investment income                          54,922        123,364
 Other                                       2,554            -0-
                                        ----------    -----------
   Total revenues                          529,680     10,645,443

Operating expenses:
 HMO medical costs                         548,460      7,782,343
 Selling, general and administrative       917,887      4,038,324
 Option based compensation                  16,276         16,276
 Amortization of intangibles                 9,195          8,360
                                        ----------    -----------
   Total operating expenses              1,491,818     11,845,303

Loss before income taxes                  (962,138)    (1,199,860)
Provision for income taxes                     -0-            -0-
                                        ----------    -----------

Loss from continuing operations           (962,138)    (1,199,860)

Discontinued operations:
 Income from discontinued operations        38,758            -0-
                                        ----------    -----------
       Total discontinued operations        38,758            -0-
                                        ----------    -----------
       Net loss                         $ (923,380)   $(1,199,860)
                                        ==========    ===========

Earnings per share
 Loss from continuing operations        $    (0.40)   $     (0.41)
 Discontinued operations                $     0.01    $      0.00
 Net loss                               $    (0.39)   $     (0.41)

Weighted average shares outstanding      2,395,000      2,919,330

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the three months ended October 31, 1997 and 1998
                                  (unaudited)


                                                                         1997          1998
                                                                      -----------  -------------

Cash flows from operating activities:
  Net loss                                                            $ (923,380)   $(1,199,860)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                                        49,184         40,087
     Noncash compensation                                                 16,276         16,276
     Changes in operating assets and liabilities:
       Decrease (increase) in premiums receivables                        11,816        (57,658)
       Increase (decrease) in prepaid expenses and other assets         (101,457)        50,638
       Increase in accounts payable and
         accrued expenses                                                 26,075        146,504
       Increase in medical claims payable                                401,076      4,429,083
       Increase (decrease) in unearned premium  Medicare                 124,920         (2,939)
       Increase in estimated Medicare settlement                          59,593            -0-
       Increase in unearned premium  HMO                                  89,636      1,045,263
                                                                      ----------    -----------

     Net cash (used in) provided by operating activities                (246,261)     4,467,394

Cash flows from investing activities:
  Purchase of furniture and equipment                                    (75,557)       (49,874)
                                                                      ----------    -----------
       Net cash used in investing activities                             (75,557)       (49,874)

Cash flows from financing activities:
  Principal payments under capital lease obligations                      (9,033)        (8,152)
                                                                      ----------    -----------
       Net cash used in financing activities                              (9,033)        (8,152)
                                                                      ----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (330,851)     4,409,368
       Cash and cash equivalents, beginning of period                  4,525,677      7,347,784
                                                                      ----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $4,194,826    $11,757,152
                                                                      ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                            $    3,997    $     3,142
                                                                      ==========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES
  FURNITURE AND EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATIONS    $      -0-    $       -0-
                                                                      ==========    ===========
  FURNITURE AND EQUIPMENT DISPOSALS SUBJECT TO INSURANCE RECOVERY     $   59,222    $       -0-
                                                                      ==========    ===========
See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                October 31, 1998



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Organization
          ------------

          SunStar Healthcare, Inc. ("SunStar" or the "Company") was incorporated in December 1995 and issued 875,000 shares (prior to a stock split) of common stock. In January 1996, National Home Health Care Corp. ("NHHC"), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly owned subsidiaries, First Health, Inc. ("First Health") and Brevard Medical Center, Inc. ("Brevard"), which included all of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc. ("SHP"). Subsequent thereto, the Company restructured its subsidiaries such that Brevard, First Health, and SHP all became direct, wholly-owned subsidiaries of SunStar. Except where the context otherwise indicates, the Company, First Health, Brevard and SHP collectively are referred to herein as "SunStar" or the "Company".

          SunStar is engaged in providing managed healthcare services in the State of Florida by operating a health maintenance organization ("HMO") through SHP. As originally organized, the Company also operated seven primary care medical centers through Brevard and First Health. On April 15, 1998, the Company sold substantially all the assets of Brevard and First Health, thereby completing its transformation from a "provider" of medical services through its primary care medical centers to a "payor" for medical services through its statewide HMO.

          On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in accordance with the provisions of Chapter 641, Florida Statutes. Effective May 1, 1997, the Company began accepting its first HMO members. Through October 31, 1998, the Company has been approved to operate its HMO in 52 counties in the State of Florida and has accepted members in all of those counties. Costs associated with the development and operation of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.

          The Company has entered into a service agreement with a third party administrator ("TPA") for enrollment and underwriting administration, claims processing, payment of agents' commissions and premium billing and collection. Service fees charged to operations under such contract were $49,007 and $847,475 for the quarters ended October 31, 1997 and 1998, respectively. At October 31, 1998, the Company has a receivable of approximately $404,000 for premiums and collections due from the TPA which is included in other current assets.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     (b)  Basis of Presentation
          ---------------------

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.

          As discussed in note 2, effective April 15, 1998, the Company sold substantially all the assets of Brevard and First Health pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"). Accordingly, the results of operations for Brevard and First Health for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company has agreed to assign the existing Health Care Financing Administration ("HCFA") contract held by SHP to the buyer subject to HCFA approval, thus, related HCFA revenues and program costs have also been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.


     (c)  Furniture and Equipment
          ------------------------

          Furniture and equipment are stated at cost and depreciated over estimated useful lives of three to ten years on a straight-line basis.

     (d)  Medical Claims Payable
          ----------------------

          Medical claims payable consist of actual claims reported but not paid and estimates of medical services incurred but not reported. The medical claims payable is based on historical data, current enrollment, health service utilization statistics, premium revenues and other related information. These accruals are continually monitored and reviewed by the Company and are periodically reviewed by an independent actuary. Modification in assumptions for medical costs caused by variances in actual experience could cause these estimates to change.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     (e)  Revenue Recognition
          -------------------

          Premium revenue under the Company's HMO is recognized as earned on a pro rata basis over the contract period. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated Medicare settlement for open-year cost reports subject to audit. As discussed in note 1(b), the Company has agreed to assign the reimbursement contract to the buyer subject to HCFA approval. Accordingly, related revenues and program costs have been reflected in discontinued operations in the accompanying consolidated financial statements.

     (f)  Per Share Data
          --------------

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

     (g)  Reclassifications
          -----------------

          Certain reclassifications have been made to the prior year's financial statement amounts to conform to the current year's financial statement presentation.



(2)  Discontinued Operations
     -----------------------

     On April 15, 1998, the Company sold substantially all the assets of its primary care medical centers, Brevard and First Health, pursuant to the Asset Purchase Agreement, to Brevard Medical Care, Inc. for $1,500,000. Pursuant to the Asset Purchase Agreement, the Company has agreed to assign the existing HCFA contract held by SHP to the buyer subject to HCFA approval. The assets sold consisted primarily of accounts receivable, furniture, equipment and leasehold improvements and capital lease commitments associated with these assets as well as physician and other payor agreements.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     Information with respect to discontinued operations for the quarters ended October 31, 1997 and 1998 is summarized as follows:


                                                      1997      1998
                                                    ---------  -------

          Revenues                               $  1,021,837  292,610

          Expenses                                    983,079  292,610
                                                    ---------  -------

          Income from discontinued operations    $     38,758      -0-
                                                    =========  =======


(3)  Commitments, Contingencies and Other Matters
     --------------------------------------------

     (a)  Professional Liability
          ----------------------

          The Company insures its professional liability risks on a claims-made basis. The Company has secured claims-made coverage from December 3, 1998 through December 3, 1999, with retroactive coverage through July 1, 1993 to insure for potential professional liability claims by patients and others as a result of the negligence of physicians that occurred prior to the divestment of the primary care medical centers. The Company could become liable for the negligent acts of physicians, as well as negligence in recruiting and selecting physicians. The Company currently maintains professional liability insurance with limits of $1,000,000 in the aggregate and $1,000,000 per occurrence and requires physicians to maintain malpractice liability insurance in amounts which it deems adequate for the type of medical services provided. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made because management has not identified any such incidents.

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

     (b)  Regulatory Requirements
          -----------------------

          As an HMO licensed in Florida, SHP is required, pursuant to Section 641 of the Florida Insurance Code, to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium. The Company is in compliance with this requirement and had an unaudited statutory surplus of $1,240,000 at October 31, 1998. Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the Insurance Department of the State of Florida.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

          Pursuant to the Florida Administrative Code, the Department may require an HMO to submit a corrective action plan in the event that net income before taxes over the past four quarterly reporting periods is less than 2% of total revenue. SHP's reported, unaudited, quarterly net income has met the 2% criteria.

     (c)  Nasdaq Listing Requirements
          ---------------------------

          The Company's common stock is listed on the Nasdaq Small-Cap Market. The Company must meet certain listing standards to permit the continuation of the trading market for the Company's common stock on the Nasdaq Small-Cap Market. These standards require that the Company have (i) either $2 million in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35 million of market capitalization or $500,000 of net income (in the last fiscal year or two of the last three fiscal years); (ii) a public float of 500,000 shares having a market value of at least $1,000,000; (iii) a minimum bid price of not less than $1 per share; (iv) at least two market makers; and (v) at least 300 round lot shareholders (holders of 100 shares or more). As of October 31, 1998, the Company did not comply with the net tangible asset requirement of the listing standards. As a result, the common stock could be delisted from trading on the Nasdaq Small-Cap Market. A delisting would materially adversely affect the trading market for the common stock. In such event, trading in the common stock would be conducted in the over-the-counter market known as the OTC Electronic Bulletin Board or the "pink sheets", and trading could be subject to the "Penny Stock" regulations. The Penny Stock regulations subject trading in the common stock to the requirements of Rule 15g-9 under the Exchange Act if the Common Stock is delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock is less than $5.00 per share. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities and Exchange Commission's regulations also require additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, a stock with a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. Such requirements could severely limit the liquidity of the common stock in the secondary market, as few broker/dealers would likely undertake such compliance activities.


     (d)  Sale of Unregistered Securities
          -------------------------------

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


     (e)  Liquidity
          ---------

          The Company's consolidated financial statements for the quarter ended October 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $923,380 and $1,199,860 for the quarters ended October 31,1997 and 1998, respectively, and as of October 31, 1998 had an accumulated deficit of $7,421,567. The Company expects to incur substantial

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

          expenditures to further its HMO development and to expand its current commercial service area and enter into the Medicare market. The Company's working capital at October 31, 1998 will not be sufficient to fund ongoing business operations. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and having resources to support the Company's expansion plans, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"FORWARD-LOOKING" INFORMATION

     This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statements were made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF OCTOBER 31, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTERS ENDED OCTOBER 31, 1997 AND 1998 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JULY 31, 1998.

GENERAL.

     On February 24, 1997, SHP was awarded its HMO Certificate of Authority by the Department of Insurance in the State of Florida ("DOI"). SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. SHP has rapidly expanded and been approved by the Florida Agency for Healthcare Administration ("AHCA") to offer its HMO products in 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. As a result of this accelerated growth, development costs have also been accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to continue this rapid expansion throughout the entire State of Florida over the next nine months. As of November 1, 1998, the Company provides coverage to approximately 57,000 members in its current service areas. The Company has established a growing distribution network of more than 5,500 brokers and 100 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 15,000 physicians and 125 hospitals. The net losses for the three months ended October 31, 1998 and 1997 are consistent with management's expectations with respect to the costs associated with the start-up, development and expansion of an HMO. However, if such losses continue without the Company obtaining additional financing, they would have a material adverse effect on the Company's business and financial condition. See "Financial Condition, Liquidity and Capital Resources."

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

GENERAL FINANCIAL INFORMATION.

                                           QUARTER ENDED OCTOBER 31
                                            1997              1998
                                         ------------      ------------
Total Revenue                              $  529,680       $10,645,443
Loss from continuing operations              (962,138)       (1,199,860)
Discontinued operations                        38,758                 -
Net loss                                     (923,380)       (1,199,860)
Net loss per common share                        (.39)             (.41)
Total Assets                                6,156,012        13,075,692
Long term obligations                         100,435            73,774

Results of Operations.
----------------------

Quarter ended October 31, 1997 compared to quarter ended October 31, 1998

          Total revenues increased by approximately $10,115,000 from approximately $530,000 for the three months ended October 31, 1997 to approximately $10,645,000 for the three months ended October 31, 1998. This increase is attributable to a $10,050,000 increase in revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with an increase in interest income of approximately $68,000 and a decline in other revenues of approximately $2,600.

          As a result of the Company obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized approximately $472,000 and $10,522,000 in HMO premium revenues for the quarters ended October 31, 1997 and 1998, respectively. This HMO premium revenue increase is consistent with enrolled membership growth to approximately 46,000 at October 31, 1998 from approximately 2,600 at October 31, 1997. The Company anticipates that HMO premium revenues will continue to rapidly increase over the next nine month period as the Company further implements its accelerated growth plan. However, there can be no assurance that such growth will occur as rapidly as the Company expects.

     Other revenues declined as SHP was required to phase out its prepaid health clinic product as a result of receiving its license to operate as an HMO. Effective September 1, 1997, SHP no longer offered its prepaid health clinic product.

          HMO medical costs were approximately $548,000 and $7,782,000 for the quarters ended October 31, 1997 and 1998, respectively, resulting in medical loss ratios of approximately 116% and 74% for the respective periods. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical payments for all dates of service were approximately $147,000 and $3,701,000, including net reinsurance premiums paid, for the three months ended October 31, 1997 and 1998, respectively. This reduction of HMO medical costs as a percentage of HMO revenues was directly attributable to the Company establishing reserves for its small membership in its new HMO products during the quarter ended
October 31, 1997.   The medical reserves as of October 31, 1998 have been
certified by an independent actuary.

          Selling, general and administrative expenses increased by approximately $3,120,000 from approximately $918,000 for the quarter ended October 31, 1997 to approximately $4,038,000 for the quarter ended October 31, 1998. The increase is primarily the result of an increase in sales and marketing salaries, benefits and commission expense related to the HMO products of approximately $1,347,000, an increase in professional and outsourcing fees of $857,000, additional administrative salaries and related benefits of approximately $277,000, increased advertising expenses of approximately $224,000, an increase in printing, postage and other selling costs related to HMO operations of approximately $204,000, an increase in occupancy, insurance, general office and related costs of approximately $147,000 and an increase of approximately $64,000 in other general and administrative expenses, including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses. These additional expenses were primarily incurred in connection with the Company's accelerated

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to support the Company's transformation into an HMO. Selling, general and administrative expenses as a percentage of total revenues decreased to 38% for the three months ended October 31, 1998 from 173% for the three months ended October 31, 1997. This decline in selling, general and administrative expenses as a percentage of total revenues resulted because the Company was required to make significant up-front expenditures to acquire HMO membership and develop new provider relationships in addition to hiring the additional personnel to effect the Company's transformation into an HMO and to support and manage the related growth and expansion. The Company expects selling, general and administrative expenses as a percentage of revenues to continue to decrease as membership and premium revenues grow. However, there can be no assurance that such membership and revenue growth or a decline in selling, general and administrative expenses as a percentage of revenues will occur as the Company anticipates.

          As a result of the foregoing, the net loss increased from approximately $923,000 for the quarter ended October 31, 1997 to approximately $1,200,000 for the quarter ended October 31, 1998.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

          At July 31, 1998 the Company had working capital of $1,831,000 as compared to working capital of $627,000 at October 31,1998. The decline in working capital from the end of fiscal 1998 is attributable primarily to the development, marketing and personnel costs incurred in order to support and manage the continued growth and expansion of the HMO.

          Net cash used by operating activities was approximately $246,000 for the quarter ended October 31, 1997, as compared to net cash provided by operating activities of approximately $4,467,000 for the quarter ended October 31, 1998. Offsetting the net loss of approximately $1,200,000 for the quarter ended October 31, 1998 was an increase in the medical claims payable and reserves for incurred but not reported claims of approximately $4,429,000, additional cash received related to unearned and deferred revenues of approximately $1,045,000 and an increase in accounts payable and accrued expenses of approximately $147,000.

     Net cash used in investing activities for the quarters ended October 31, 1997 and 1998 was approximately $76,000 and $50,000, respectively, primarily as a result of purchases of furniture and equipment associated with the development of the Company's new administrative offices.

     Net cash used in financing activities for the quarters ended October 31, 1997 and 1998 was approximately $9,000 and $8,000, respectively, as a result of principal payments under capital lease obligations.

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

     During fiscal 1999, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. Since September 30, 1998, SHP has been required to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium pursuant to Section 641 of the Florida Insurance Code. At October 31, 1998, SHP is in compliance with this requirement as the unaudited monthly statutory financial statements reflect an actual surplus of approximately $1,240,000. The Company's cash balances are currently maintained as a cash equivalent in a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities.

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

   The Company's common stock is listed on the Nasdaq Small-Cap Market. The Company must meet certain listing standards to permit the continuation of the trading market for the Company's common stock on the Nasdaq Small-Cap Market. These standards require that the Company have (i) either $2 million in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35 million of market capitalization or $500,000 of net income (in the last fiscal year or two of the last three fiscal years); (ii) a public float of 500,000 shares having a market value of at least $1,000,000; (iii) a minimum bid price of not less than $1 per share; (iv) at least two market makers; and (v) at least 300 round lot shareholders (holders of 100 shares or more). As of October 31, 1998, the Company did not comply with the net tangible asset requirement of the listing standards. As a result, the common stock could be delisted from trading on the Nasdaq Small-Cap Market. A delisting would materially adversely affect the trading market for the common stock. In such event, trading in the common stock would be conducted in the over-the-counter market known as the OTC Electronic Bulletin Board or the "pink sheets", and trading could be subject to the "Penny Stock" regulations. The Penny Stock regulations subject trading in the common stock to the requirements of Rule 15g-9 under the Exchange Act if the common stock is delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock is less than $5.00 per share. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities and Exchange Commission's regulations also require additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, a stock with a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. Such requirements could severely limit the liquidity of the common stock in the secondary market, as few broker/dealers would likely undertake such compliance activities.

   The Company conducted an initial public offering (the "Offering") in May 1996 and a Private Placement (the "Private Placement") in July 1998 to provide funds for its growth and expansion plans. The net proceeds from such offerings, approximating $7,400,000, have been used to implement such expansion. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with its accelerated expansion), that additional offering proceeds will be needed to fund ongoing business operations and to satisfy its net tangible asset requirements as governed by the Nasdaq Small-Cap Market and other equity requirements as governed by certain regulatory entities including, without limitation, the Florida Department of Insurance, AHCA and HCFA. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and having resources to support the Company's expansion plans, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

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

     On December 2, 1998, the Company signed a letter of intent with Brookstreet Securities Corporation ("Brookstreet") for a proposed private placement to accredited investors of $6,000,000 in $10.00 units consisting of one share of Preferred Stock and one warrant to purchase common stock at an exercise price of $5.00 per share. The Preferred Stock would have a $10.00 liquidation preference per share, would accrue dividends at 10% per annum, payable quarterly, and would be convertible at $3.75 per share of common stock, to be adjusted after 2 and 4 years to 75% of the market price of the Company's common stock (but in no cases below $2.75 per share). The Company would be required to register the shares of common stock into which the Preferred Stock would be convertible and into which the warrants would be exercisable within 90 days following the completion of the offering. In connection with this offering, Brookstreet would receive a 10% commission, an expense reimbursement of 3%, a warrant to purchase up to 100,000 shares of common stock at $1.50 per share and a warrant to purchase up to 500,000 shares of common stock at $4.00 per share.

      This proposed private placement is subject to a number of conditions, including the completion of a due diligence review by Brookstreet and approval of the stockholders of the Company in the event the Company desires to issue more than 150,000 units. While the Company intends to proceed with this offering, there can be no assurance that it will be completed.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

     On May 15, 1996, the Company completed the Offering, pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The Offering resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the Offering exercised their over-allotment option, pursuant to which the Company sold 195,000 shares of Common Stock, resulting in additional net proceeds to the Company of $853,125. The Company filed Forms SR, "Report of Sales of Securities and Use of Proceeds Therefrom," on August 27, 1996, February 24, 1997 and August 23, 1997. As of October 31, 1998, proceeds from the Offering of approximately $2,571,000 have been directly invested in SHP and $2,927,000 has been used as working capital to finance the HMO development effort. An additional $585,000 of the Offering proceeds has been used to purchase furniture and equipment.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits:
                3.1  Certificate of Incorporation*
                3.2  By-Laws*
                4.1  Specimen Certificate of the Company's Common Stock**
                4.2  Form of Warrant Agreement (including Form of Underwriter's Common Stock Purchase Warrant)*
                4.3  1996 Stock Option Plan*
                4.4  Form of 1996 Stock Option Contract**
                 27  Financial Data Schedule***


(b)                  Reports on Form 8-K:

                     NONE


-----------------
* Filed as same exhibit reference to Form SB-2 Registration Statement, filed on February 26, 1996, File No. 333-1650.

** Filed as same exhibit reference to Amendment No. 2 to Form SB-2 Registration Statement, filed on May 9, 1996, File No. 333-1650.

*** Filed herewith.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUNSTAR HEALTHCARE, INC.



Date: December 15, 1998                  /s/ Jack Shields
      ----------------------------       ----------------------------
                                         Jack Shields
                                         Vice President and
                                         Chief Financial Officer

                                         SUNSTAR HEALTHCARE, INC.



Date: December 15, 1998                  /s/ David Jesse
      ----------------------------       ----------------------------
                                         David Jesse
                                         Executive Vice President and
                                         Chief Operating Officer