Form 10KSB40
period 1998-12-31
SUNSTAR HEALTHCARE INC
filed 1999-04-15
CIK 1008993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-KSB

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 1998 to December 31, 1998.

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

        300 International Parkway, Suite 230, Heathrow, Florida 32746
               (Address of principal executive offices/Zip Code)
                                (407) 304-1066
                          (Issuer's telephone number)
--------------------------------------------------------------------------------

        Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
     Common Stock                      Nasdaq SmallCap Market and Boston
                                       Stock Exchange

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

              YES_________                   NO     X
                                               ------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $23,090,682
                                                                 -----------

         The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on March 15, 1999 was $7,690,179 (based on the average closing bid and asked prices of the Registrant's Common Stock on March 15, 1999 of $4.125 and $4.500 respectively).

         As of March 15, 1999, 2,919,330 shares of the Registrant's Common Stock were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for its 1999 Annual Meeting are incorporated by reference in Part III. The Company's Proxy Statement will be filed within 120 days after the five months ended December 31, 1998.

    Transitional Small Business Disclosure Format (check one): YES  X   NO____
                                                                  -----

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

         On May 15, 1996, the Company completed an initial public offering (the "IPO") pursuant to the Securities Act of 1933, as amended, which resulted in the issuance of 1,300,000 shares of Common Stock, par value $.001 (the "Common Stock"). The IPO yielded net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the IPO exercised their over-allotment option in full to purchase additional shares of Common Stock, resulting in the Company's sale of an additional 195,000 shares of Common Stock, par value $.001, and realization of $853,125 in net proceeds.

         On July 16, 1998, the Company completed a Private Placement (the "Private Placement") under Rule 506 of Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to which the Company sold 474,330 shares of previously unissued Common Stock. The Private Placement resulted in net proceeds to the Company of $1,355,251.

         As of April 13, 1999, the Company sold 496,425 Units (the "Units", each a "Unit"), resulting in net proceeds to the Company of approximately $4,199,000 pursuant to a private offering (the "Offering") under Rule 506 of Regulation D. Each Unit consisted of (i) one share of Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), of the Company, each share of Series A Preferred Stock convertible into shares of Common Stock, subject to adjustment, and accruing dividends at the cumulative rate of 10% per share per annum; and (ii) one warrant to purchase one share of Common Stock at $5.00 per share up to 60 months from the date of the Offering. The purchase price per Unit was $10.00. The Offering, originally scheduled to terminate on March 31, 1999, was extended by the Board of Directors for purposes of accepting one additional investor to which updated due diligence information was provided prior to the investment.

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

         On February 24, 1997, SHP was awarded an HMO Certificate of Authority by the Department of Insurance in the State of Florida ("DOI") and began accepting its first HMO members effective May 1, 1997. Commencing from an initial service area of a single county in eastern central Florida, SunStar has subsequently received eight approvals from the Florida Agency for Healthcare Administration ("AHCA") to expand its service territory to 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. On January 13, 1998, SunStar filed an application to become a contracting party with the

Healthcare Financing Administration ("HCFA") to provide HMO health service benefits to Medicare beneficiaries residing in Florida. At the request of HCFA, SunStar has withdrawn its original application filed under superceded Tax Equity Fiscal Responsibility Act rules and is in the process of finalizing its new application due by April 15, 1999. HCFA has assured SunStar that its original filing date will be used to prioritize the site visit and approval process. The Medicare Service Area will include four counties in Central Florida and at least three counties in South Florida.

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

         As of February 1, 1999 the Company served approximately 75,000 enrolled plan members in 52 counties. The Company has established a growing distribution network of more than 3,000 brokers and 125 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 17,000 physicians and 130 hospitals. The Company outsources all billing, enrollment and claims processing functions through a third party administrator ("TPA") which provides a dedicated SunStar team with whom the Company maintains close contact for coordination and review. In February 1999, the Company verbally notified the current TPA of its intention to terminate the service contract effective July 1, 1999. During March 1999, written notice of termination was received. On March 26, 1999, the Company's management finalized an agreement for similar services with a different TPA. Management anticipates completion of the conversion from the existing TPA to the new TPA by July 1, 1999.

         The Company's objective is to continue to establish relationships with qualified physicians, hospitals and other healthcare providers who are willing to provide quality medical services to members of managed care organizations at a reasonable cost. The Company believes that these efforts will enable it to provide a variety of low-cost managed healthcare products to attract individuals and employer groups willing to enroll in the Company's HMO. The Company has focused initially on enrolling medically underwritten individuals in central and northern Florida. Currently, the Company has entered the small group and large group markets with a suite of tailored products and is in the process of extending and improving upon its service area throughout the State of Florida. Upon obtaining HCFA approval, the Company will also expand its HMO product offerings to the Medicare market.

         The Company's strategy and preliminary and future expansion plans may be subject to change as a result of numerous factors, including the Company's ability to raise capital, progress or delays in the Company's expansion efforts, changes in market conditions, competitive conditions and new or different opportunities which may become available to the Company in the future.

         Effective April 6, 1999, four of the directors resigned from the Board of Directors of the Company. Three of the four former directors, Frederick H. Fialkow, Steven Fialkow and Bernard Levine, M.D., are directors of National Home Health Care Corp. ("National") and the fourth, Richard Seidelman, M.D., is unaffiliated with National. On April 13, 1999, the remaining directors of the Company, Warren D. Stowell, President, Chief Executive Officer and Chairman of the Board of Directors, and David A. Jesse, Executive Vice President, Chief Operating Officer and Secretary, appointed Jerry Balter, Managing Partner of the Ulysses Group, a health care and emerging technology advisory firm, to fill one of the vacancies created by the resignations and to serve on both the audit and compensation committees of the Company. Mr. Balter has agreed to so serve until the next Annual Meeting of the shareholders of the Company, which is expected to be held in May. Management anticipates that a complete slate of proposed directors, including Messrs. Stowell, Jesse and Balter and a nominee of the placement agent in the Offering, will be nominated for election to the Board of the Company at such Annual Meeting.

HCFA AGREEMENT.

         SHP also has a prepaid cost reimbursement contract with HCFA, pursuant to which the Company provides prescribed primary healthcare services to Medicare beneficiaries who enrolled directly with the Company prior to January 1, 1996. The Company provides medical services pursuant to the HCFA agreement to approximately 2,000 Medicare enrollees through Brevard Medical Care, Inc. ("BMC"), a non affiliate entity. Medicare enrollees pay a nominal annual enrollment fee without monthly premiums, deductibles or copayments for primary care services.

         Pursuant to the terms of the agreement with HCFA, the Company is paid a monthly premium in advance for each Medicare beneficiary enrolled by the Company. Payments under the agreement are based on estimated costs incurred in connection with medical services and are subject to year-end adjustments. The Company is subject to governmental audit to ensure the basis of medical costs incurred. The Company's 1996 HCFA cost report was recently audited and no material adjustments were made. Revenues, net of expenses related to the HCFA contract are reported as operating income on the Consolidated Statement of Operations for the five months ended December 31, 1998.

         Pursuant to amendments to the Social Security Act, effective January 1, 1996, the Company is prohibited from enrolling Medicare beneficiaries who are not members of employer groups or unions under its agreement with HCFA until it establishes Medicare HMO operations. Effective January 1, 1999, the Company has obtained HCFA approval to convert the existing contract under Section 1833 of 42 Code of Federal Regulations into a cost contract under Section 1876 of 42 Code of Federal Regulations, which allows the Company to continue service to the 2,000 enrollees in Brevard County before it establishes Medicare HMO operations.

         Pursuant to the Asset Purchase Agreement, the Company agreed to transfer the existing HCFA contract held by SHP to the buyer subject to HCFA approval. During November 1998, HCFA declared the contract non-transferable and effective January 1, 1999, the Company entered into an agreement to exclusively use BMC to provide non-urgent and non-emergent primary care medical services to its members of the new plan referred to above. The Company will pay a fixed capitated amount per member per month to BMC in exchange for BMC providing all the primary care medical services to such members.

COMPETITION.

         The managed healthcare industry is very competitive and has experienced significant changes in recent years, primarily due to rising healthcare costs. Employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point of service plans and preferred provider options, offered either through third-parties or by self-funding. The Company's HMO competes with providers of all of these products, including United Healthcare of Florida, Inc., Humana Medical Plan, Inc., Prudential Healthcare, Inc., Health Options, Inc. and CIGNA Healthcare of Florida, Inc., most of which have substantially greater financial, management, marketing, personnel and other resources than the Company. Additional competitors may enter the Company's markets in the future. Although, effective January 1, 1999, the Company has received authorization for premium rate increases of 12% for individual and small groups, the Company must respond to various competitive factors affecting the healthcare industry, including trends relating to demand for healthcare services, regulatory, economic and political factors, changes in patient demographics and competitive pricing strategies by HMOs and other healthcare plans. The Company will face significant competition in many of the geographic areas it has entered. As a result of these factors, premium pricing has been competitive, which has contributed to instances in the State of Florida whereby HMOs have experienced significant operating losses and financial failures over the past several years. The Company may not be able to compete successfully in any such market.

INSURANCE.

         Although the Company has sold the Medical Centers, the Company could under certain circumstances become liable for negligent acts performed by employees of the Medical Centers while such centers were owned and operated by the Company. The Company insured such malpractice risks on a claims-made basis. The Company had secured claims-made coverage from August 1, 1997 through April 15, 1998, with retroactive coverage through July 1, 1993. The Company does not accrue for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system because the amount, if any, is not readily estimable. While the Company may be indemnified by the buyer of the Medical Centers, or is otherwise insured, against liability for such acts, the Company could be subject to potential professional liability claims to the extent that such claims exceed the limits of any applicable insurance coverage.

         As an HMO operator, the Company could become liable for the negligent acts of physicians and for negligence in recruiting and selecting physicians. The Company currently maintains managed care professional liability insurance with limits of $1,000,000 in the aggregate and $1,000,000 per occurrence and requires physicians in the network to maintain malpractice liability insurance in amounts which it deems adequate for the types of medical services provided. However, such insurance may not be sufficient to cover potential claims, and adequate levels of coverage may not be available in the future at a reasonable cost. A partially or completely uninsured successful claim against the Company could have a material adverse effect on the Company's business and financial condition.

         The Company also carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as HMO medical costs and insurance recoveries, if any, are recorded as a reduction of HMO medical costs. Under the excess loss reinsurance policies, the Company recovers for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial healthcare hospital claims is currently $50,000.

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

         In Florida, HMOs must also comply with certain other provisions of state health and insurance laws, including the licensing of salespersons and maintenance of subscriber grievance procedures, insolvency protection and minimum statutory financial requirements. Under Section 625 of the Florida Insurance Code, each HMO shall deposit with the Florida Department of Insurance cash or eligible securities with a minimum market value of $300,000. At December 31, 1998, the Company maintained $300,000 in deposits for such regulatory requirements. Pursuant to Section 641 of the Florida Insurance Code, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium. Effective September 30, 1999, the capital surplus requirement increased to an amount which is the greater of $1,150,000 or 10% of total liabilities or 1.25% of annualized premium. Dividends are restricted to 10% of statutory surplus and the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the DOI. Pursuant to the Florida Administrative Code, the DOI may require an HMO to submit a corrective action plan in the event that net income before taxes over the past four quarterly reporting periods is less than 2% of total revenue. Based on this criteria, at December 31, 1998, SHP is required to maintain a minimum capital surplus of approximately $1,752,000. At December 31, 1998, SSHP's audited statutory financial statements reflect an actual surplus of approximately $405,000. The Company must file periodic reports with, and will be subject to periodic review by, the federal and state licensing authorities which regulate the Company.

         The Company believes that it is in compliance with all other federal, state and local laws, rules and regulations applicable to its operations and has obtained all licenses necessary to conduct its business. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new operations and jurisdictions could require the Company to obtain additional licenses, modify its arrangements with physicians or otherwise alter methods of operations at costs that could be substantial. There can be no assurance that the

Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements. Failure to comply with applicable laws and regulations and licensing requirements would subject the Company to civil remedies, including significant fines, penalties, injunctions and expulsion from participation in Commercial and Medicare programs, as well as possible criminal sanctions, which would have a material adverse effect on the Company.

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

NASDAQ LISTING REQUIREMENTS.

         The Company's shares of Common Stock which were registered in the IPO are traded on the Nasdaq SmallCap Market. Continued trading of the Common Stock on the Nasdaq SmallCap Market is conditioned upon the Company meeting certain criteria. The National Association of Securities Dealers ("NASD"), which administers Nasdaq, currently requires, among other things, that for the continued listing of the Company's Common Stock on the Nasdaq SmallCap Market, the Company must have: (a) either $2,000,000 in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35,000,000 market capitalization or $500,000 net income (in the last fiscal year or two of the last three fiscal years); (b) a public float of 500,000 shares having a market value of at least $1,000,000; (c) a minimum bid price of not less than $1 per share; (d) two market makers; and (e) at least 300 round lot shareholders (holders of 100 shares or more). As of December 31, 1998, the Company does not meet the net tangible assets maintenance requirement. Net of commissions and estimated expenses, the Company will have raised approximately $4,199,000 in the Offering. The Company currently is assessing whether such amount would bring it into compliance with the net tangible asset requirement and has scheduled a hearing with the Nasdaq staff on April 22, 1999. However, there can be no assurance the Company will meet such requirement and retain its Nasdaq SmallCap Market listing. As a result, Common Stock could be delisted from trading on the Nasdaq SmallCap Market, which delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

EMPLOYEES.

         The Company currently employs 94 persons, including 3 executive officers, 1 physician and 90 other persons engaged in operations management, administrative and clerical capacities. None of the Company's employees are represented by a union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2.  PROPERTY.

                  The Company is headquartered in the metropolitan area of Orlando, Florida, where it leases an aggregate of approximately 10,200 square feet pursuant to a three year lease. Administrative, customer support and medical support services are located in this space. Although the Company believes that its facilities are adequate for its existing operations, the Company regularly evaluates the adequacy of these facilities in light of its operations.

         The following table sets forth the location, approximate square footage, approximate annual rent, use of each location and expiration date of each lease:

                                              APPROX.
                               APPROX.        ANNUAL                                          LEASE
        LOCATION              SQ. FEET         RENT                  USE                 EXPIRATION DATE
--------------------------    ----------    -----------     -----------------------     ------------------
Heathrow, FL                   10,200       $184,000        Executive Office            Oct. 31, 2000
Miami, FL                         375       $  7,600        Provider Relations          Mar. 31, 2000
                                                            Office

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending material legal proceedings to which the Company is a party or to which any of its properties is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the Company's shareholders for approval during the period August 1, 1998 to December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "SUNS". The following are the high and low closing bid prices as provided by Nasdaq in the Nasdaq SmallCap Market:

                                          1997                                                     1998
                               ----------------------------                           -----------------------------
                                                               Quarter Ended and
        Quarter Ended             High           Low           Transition Period          High             Low
------------------------------ ------------ --------------- ------------------------- -------------- --------------
October 31, 1996                   5.00         3.25        October 31, 1997              5.25           4.00
January 31, 1997                   5.87         3.00        January 31, 1998              5.25           2.75
April 30, 1997                     7.25         3.75        April 30, 1998                5.25           3.75
July 31, 1997                      6.50         3.75        July 31, 1998                 5.25           3.63
                                                            Transition Period             5.125          2.94

         The quotations represent prices between dealers in securities; they do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

Holders.
-------

         The approximate number of holders of record of the Company's Common Stock at March 15, 1999 was 88. However, the Company estimates that there were approximately 1,000 beneficial holders of the Company's Common Stock as of that date.

Dividends.
---------

         No cash dividends have been declared by the Company on the Common Stock for the past two fiscal years or the transition period. Pursuant to the Offering, holders of shares of Series A Preferred Stock are entitled to receive dividends on each share of Series A Preferred Stock held at the annual rate of 10%. Dividends on the Series A Preferred Stock are to be paid in cash quarterly in arrears, with the first dividend payment due April 1, 1999. This dividend payment is currently being processed. Upon conversion of the Series A Preferred Stock, all accumulated but unpaid dividends on the Series A Preferred Stock are to be extinguished. Dividends are to accumulate with respect to any share of Series A Preferred Stock from the date of issuance.

Sale of Unregistered Securities.
-------------------------------

         On July 16, 1998, the Company completed the Private Placement of 474,330 shares of previously unissued Common Stock, at a per share price of $3.375, resulting in net proceeds to the Company of $1,355,251. The Common Stock issued in the Private Placement was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in
Section 4(2) and Section 4(6) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Private Placement was not underwritten. The Company entered into a Placement Agent Agreement with H.J. Meyers & Co., Inc. (the "Placement Agent") pursuant to which the Placement Agent received 10% of the aggregate value of the Common Stock issued in the Private Placement and is being issued 150,000 warrants to purchase 150,000 shares of Common Stock at $4.00 per share which expire in 4 years. The Placement Agent also received a non-accountable expense allowance of 3% of the Private Placement proceeds. Under the terms of the Private Placement, the Company agreed to use its reasonable best efforts to file and obtain effectiveness of a registration statement under the Securities Act covering the resale of the shares issued in the Private Placement no later than 90 days after the closing of the Private Placement. If the registration statement was not declared effective by the Securities and Exchange Commission within such 90 day period other than by reason of delay of a selling shareholder or its counsel or the activity or inactivity of the Securities and Exchange Commission, then the Company was obligated to pay cash equal to 1% of the aggregate subscription price of the Private Placement for the first month of such delay and 2% of such aggregate subscription price for each month of delay thereafter; provided, however, that in calculating the period of any delay, there shall be excluded any delays attributable to the failure by a selling shareholder to review the registration statement in a reasonably prompt manner. All expenses incurred in any registration of these shares were the responsibility of the Company, but the Company is not liable for any underwriter discounts or commissions, brokerage fees or stock transfer taxes incurred with respect to the shares or for the fees and expenses of counsel for any selling shareholder. The Company filed a registration statement covering these shares on February 10, 1999 and as of February 28, 1999, it has accrued approximately $122,000 for delayed filing obligations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"FORWARD-LOOKING" INFORMATION.

         This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; continued efforts to control healthcare costs; future membership composition and premium rates for the commercial business; proposed future efforts to control administrative costs; the ability of the Company to effectively manage any future outsourcing provider conversions; the individual and group renewal process; future health care and administrative costs, future provider network, future provider utilization rates, future medical-loss ratio levels, future claims payment, service performance and other operations matters; future government regulation and relations and the future of the health care industry; the Company's ability to attract members that are of sufficient underwriting risk; the ability of the Company to price its products competitively for this assumed underwriting risk; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF DECEMBER 31, 1998 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL.

         On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida by the DOI. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997 ("fiscal 1997"), SHP accelerated its plans to enter markets that the Company believed were under-served by its managed healthcare competitors. Thus, SHP has rapidly expanded and been approved by AHCA to offer its HMO products in 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. As a result of this accelerated growth, development costs were also accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to complete this expansion throughout the entire state of Florida over the next twelve months. As of February 1, 1999, the Company provided coverage to approximately 75,000 members in its current service areas. The Company has established a growing distribution network of more than 3,000 brokers and 125 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 17,000 physicians and 130 hospitals. The net losses for the five months ended December 31, 1998 and 1997 are consistent with management's expectations with respect to the costs associated with the attainment of SHP's HMO license and the related start-up, development and expansion costs of an HMO.

         As originally organized, the Company also provided managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its seven primary care Medical Centers in central Florida. On April 15, 1998, the Company sold substantially all the assets of the Medical Centers and agreed to assign the existing HCFA contract held by SHP upon approval by HCFA pursuant to the Asset Purchase Agreement, thereby completing the Company's transformation from a "provider" of medical services through its Medical Centers to a "payor" for medical services through its statewide HMO. The Company's sale of its Medical Centers has permitted it to focus its full attention and resources on the rapid expansion of SHP. During November 1998, HCFA determined the existing contract held by SHP was not transferrable pursuant to the Asset Purchase Agreement. Effective January 1, 1999, SHP obtained HCFA approval to convert the existing prepaid cost reimbursement contract into a cost contract and entered into an agreement to exclusively use BMC to provide medical services under the new plan.

         Since accepting its first HMO members in May 1997, the Company's initial focus had been on the marketing and sale of its HMO product in the medically underwritten individual market. The majority of the Company's initial growth came from the sale of its products in the individual market. The Company's objective has been to establish a sufficient base of customers for its HMO product in the individual market within a geographic area, and then to broaden its focus to the marketing and sale of its HMO products to include the small and large group markets. During the fiscal year ended July 31, 1998, the Company had begun to broaden its focus in the geographic areas in which the Company is currently licensed.

         On April 20, 1998, the Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31, to be effective beginning December 31, 1998.

GENERAL FINANCIAL INFORMATION.


                                                         Five Months Ended         Five Months Ended
                                                         December 31, 1998         December 31, 1997
                                                         -----------------         ------------------
                                                                                        (Unaudited)
Total revenues                                              $23,090,682                 $2,834,196
Loss from continuing operations                              (2,158,145)                (2,116,952)
Net loss                                                     (2,158,145)                (2,116,952)
Net loss per common share                                          (.74)                      (.88)
Total assets                                                 18,420,408                  5,917,723
Long term obligations                                            67,608                    123,884

Results of Operations.
---------------------
Five months ended December 31, 1998 ("transition period 1998") compared to the unaudited five months ended December 31, 1997 ("transition period 1997").

         Total revenues increased by approximately $20,257,000 from approximately $2,834,000 for the transition period 1997 to approximately $23,091,000 for the transition period 1998. This increase is attributable to a $21,665,000 increase in revenues generated by the Company's HMO, which commenced operations in May 1997, approximately $111,000 in additional revenue related to recommendations from the audit of the HCFA cost report for 1996 and applied to the 1997 cost report, coupled with a $1,660,000 decrease in primary care revenues due to the sale of the medical centers during April 1998 and higher interest income of approximately $140,000.

         As a result of the Company obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized approximately $1,080,000 and $22,745,000 in HMO premium revenues for the transition periods 1997 and 1998, respectively. This HMO premium revenue increase is consistent with 1998 premium rate increases and with enrolled membership growth to 68,679 at December 31, 1998 from a membership of 3,842 at December 31, 1997. Member months for the transition period 1998 were approximately 234,000 as compared to member months for the transition period 1997 of approximately 12,500. The Company anticipates that HMO premium revenues will continue to increase over the next twelve month period as the Company will further implement its growth plan. However, there can be no assurance that such growth will occur or that such growth will occur as the Company expects.

         HMO medical costs were approximately $16,859,000 for the transition period 1998, resulting in a medical loss ratio of approximately 74%. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical payments for all dates of service, including net reinsurance premiums paid, were approximately $5,907,000 for the transition period 1998. The Company incurred HMO medical costs of approximately $1,438,000 for the transition period 1997, resulting in a medical loss ratio of approximately 133%. This reduction of HMO medical costs as a percentage of HMO revenues over the periods was directly attributable to the Company establishing reserves for its small membership in its new HMO products. The Company has obtained an independent actuarial certification of its medical claims payable as of December 31, 1998.

         Selling, general and administrative expenses increased by approximately $6,097,000, from approximately $2,252,000 for the transition period 1997 to approximately $8,349,000 for the transition period 1998, or approximately 80% of total revenues for the transition period 1997 compared to 36% of total revenues for the transition period 1998. The increase is primarily the result of an increase in sales and marketing salaries, benefits and commission expense related to the HMO products of approximately $3,100,000, an increase in professional and outsourcing fees of approximately $2,021,000, additional administrative salaries and related benefits of approximately $512,000, an increase in printing, postage and other selling costs related to HMO operations of approximately $432,000, an increase of approximately $95,000 in other general and administrative expenses including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses, coupled with a decrease in occupancy, insurance, general office and related costs of approximately $63,000. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. The Company expects selling, general and administrative expenses as a percentage of revenues to decrease as HMO membership and premium revenues grow. However, there can be no assurance that such membership and revenue growth or a decline in selling, general and administrative expenses as a percentage of revenues will occur as the Company anticipates.

         As a result of the foregoing, the loss from continuing operations was approximately $2,158,000 for the transition period 1998 compared to approximately $2,117,000 for the transition period 1997.

Financial Condition, Liquidity and Capital Resources.
----------------------------------------------------

         At December 31, 1998, the Company had negative working capital of approximately $674,000 as compared to positive working capital of approximately $2,119,000 at December 31, 1997. The decline in working capital is attributable primarily to the development and marketing costs incurred in order to transform SHP into an HMO, the costs to maintain those operations and the Company's expansion of its service areas.

         Net cash provided by operating activities was approximately $9,022,000 and net cash used in operating activities was approximately $639,000 for the transition periods 1998 and 1997, respectively. Net cash provided by operating activities at December 31, 1998 was primarily attributable to an increase in medical claims payable and reserves for incurred but not reported claims of approximately $10,038,000, additional cash received related to unearned and deferred revenues of approximately $1,888,000, a decrease of approximately $97,000 in prepaid expenses, depreciation expenses of approximately

$27,000, offset by a net loss of approximately $2,158,000, an increase in accounts receivable and other assets of approximately $927,000 and a decrease in accounts payable and accrued expenses of approximately $11,000.

         Net cash used by investing activities for the transition period 1998 was approximately $373,000 as a result of a restricted certificate of deposit of $300,000 and purchases of new capital items of approximately $73,000. Net cash used in investing activities for the transition period 1997 was approximately $76,000, primarily as a result of purchases of furniture and equipment associated with the development of the Company's new administrative offices and replacement of medical office equipment.

         Net cash used in financing activities for the transition period 1998 was approximately $14,000 as compared to net cash used in financing activities of approximately $3,500 for the transition period 1997. Cash used for financing activities at December 31, 1998 primarily represented principal payments of capital lease obligations of approximately $14,000. Cash used in financing activities at December 31, 1997 related to principal payments under capital lease obligations of approximately $16,000 and exercise of Common Stock options of approximately $12,500.

         During the next fiscal year, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. Effective September 30, 1998, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium pursuant to Section 641 of the Florida Insurance Code. Based on this criteria, at December 31, 1998, SHP is required to maintain a minimum capital surplus of approximately $1,752,000. At December 31, 1998, SHP's audited statutory financial statements reflect an actual surplus of approximately $405,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities. However, there can be no assurance that the Company will be able to comply with the regulatory requirements of the State.

         HMO development costs will continue to be incurred by SHP in fiscal 1999 to further establish arrangements with physicians, hospitals, and other healthcare providers as well as to develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses). In order to support the significant growth of the Company's HMO operations, additional marketing, development and other personnel were hired throughout 1998 to augment the Company's efforts to support and manage this growth. Expenditures for such employees' salaries and related benefits will continue to be incurred in the future and may increase as additional personnel are needed to support further HMO membership growth. In addition, the Company anticipates that it will make additional capital expenditures associated with, among other things, furniture and equipment necessary due to personnel increases. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

         As of April 13, 1999, the Company sold 496,425 Units pursuant to the Offering, resulting in net proceeds to the Company of approximately $4,199,000. The Series A Preferred Stock issued in the Offering was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Offering was not underwritten. The Placement Agent received a retail commission of 8% of the aggregate amount of the Offering and an is to receive five-year warrants (the "Placement Agent Warrants") to purchase up to 100,000 shares of Common Stock at $1.50 per share, on a pro rata basis, up to the sale of $1,500,000 in the Offering, and up to 500,000 shares of Common Stock at $4.00 per share, on a pro rata basis, up to the sale of $6,000,000 in the Offering. The Placement Agent Warrants are not to be exercisable until one year after the completion of the Offering and thereafter are to be exercisable over a period of four years. The Placement Agent also received non-accountable expenses of 3% of the aggregate amount of the Offering and non-accountable marketing expenses of 2% of the aggregate amount of the Offering. Under the terms of the Offering, the Company is to file a registration statement on the appropriate form with the Securities and Exchange Commission not later than 90 days following the closing of the Offering covering all of the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold pursuant to the Offering and the Placement Agent Warrants.

         The Company conducted the IPO in May 1996, the Private Placement in July 1998 and the Offering in April 1999 to provide funds for its growth and expansion plans. The net proceeds from such offerings, approximating $11,600,000, have been used to implement such expansion and for the support of its HMO operations. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with its accelerated expansion), that additional offering proceeds will be needed to fund ongoing business operations, to satisfy in the future its net tangible asset requirements as governed by the Nasdaq SmallCap Market and to comply with other equity requirements as governed by certain regulatory entities including, without limitation, the Florida DOI, AHCA and HCFA. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in the Company with resources to support the Company's expansion plans, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

         The Company is currently reviewing its options for the possible sale of additional equity securities as well as potential merger and partnering opportunities. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or that the funds will be sufficient to sustain the Company's losses. If the Company is unable to obtain adequate additional financing or enter into such business alliance, it will not be able to meet ongoing business operation needs. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's existing stockholders.

Year 2000 Readiness
-------------------

         The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000" date conversion and is continuing to carry out the implementation plan to resolve the Year 2000 date issue which it developed as a result of the assessment. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing internal resources to identify, correct or reprogram, and test the systems for Year 2000 compliance.

         As of December 31, 1998, the Company was 80% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs and the replacement of certain hardware within particular time frames in order to avoid disruption of the Company's operations. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

          The Company is communicating with certain material vendors to determine the extent to which the Company may be vulnerable to such vendors' failure to resolve their own Year 2000 issues. The Company is attempting to mitigate its risk with respect to the failure of such vendors to be Year 2000 compliant by, among other things, requesting project plans, status reports and Year 2000 compliance certifications or written assurances from its material vendors, including business partners, landlords and suppliers. The effect of such vendors' noncompliance, if any, is not reasonably estimable at this time.

         The Company estimates that the costs in connection with its Year 2000 compliance efforts will be less than $100,000. The cost of this project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimate, which include assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

ITEM 7.  FINANCIAL STATEMENTS.

         Filed as part of this report are audited financial statements for the five months ended December 31, 1998 and the years ended July 31, 1998 and July 31, 1997 commencing at page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning the directors, executive officers and significant employees of the Company is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the five months ended December 31, 1998. Such information is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

         Information concerning executive compensation is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the five months ended December 31, 1998. Such information is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning the security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the five months ended December 31, 1998. Such information is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the five months ended December 31, 1998. Such information is hereby incorporated by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Filed as part of this 10-KSB annual report are audited financial statements for the five months ended December 31, 1998 and for the year ended July 31, 1998.

         Reports on Form 8-K, none.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SUNSTAR HEALTHCARE, INC.


                                               By:  /s/  Jack W. Shields
                                                  -----------------------------
                                                         Jack W. Shields
                                                         Vice President and
                                                         Chief Financial Officer

Dated:  April 15, 1999


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES                               TITLE
----------                               -----
/s/  Warren D. Stowell                   President, Chief Executive Officer,
--------------------------------
Warren D. Stowell                        and Chairman (Principal Executive
                                         Officer)


/s/  David A. Jesse                      Executive Vice President, Chief
--------------------------------
David A. Jesse                           Operating Officer, Director


/s/  Jack W. Shields                     Vice President, Chief Financial Officer
--------------------------------
Jack W. Shields                          (Principal Financial and Accounting
                                         Officer)

         Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

EXHIBIT        EXHIBIT DESCRIPTION
   2.1         Asset Purchase Agreement, dated April 15, 1998, between Brevard Medical Care, Inc. and SunStar
                   Healthcare, Inc.****

   3.1         Certificate of Incorporation*

   3.1         Certificate of Designation******

   3.2         By-Laws*

   4.1         Specimen Certificate of the Company's Common Stock**

   4.2         Form of Warrant Agreement (including Form of Underwriter's Common Stock Purchase Warrant)*

   4.2         Form of Warrant Agreement (for Offering)******

   4.2         Form of Registration Rights Agreement (for Offering)******

   4.3         1996 Stock Option Plan*

   4.4         Form of 1996 Stock Option Contract**

  10.3         Agreement for Third Party Administrator Services, dated March 7, 1997, between Healthplan Services,
               Inc. and SunStar Health Plan, Inc.***

  10.3         Agreement for Third Party Administrator Services, dated March 26, 1999, between Companion Information
               Management Resources, Inc. and SunStar Health Plan, Inc.******

  10.4         Lease, dated November 26, 1997 between the Company and Pizzuti*****

  10.4         Agreement for Health Care Prepayment Plan, dated September 30, 1992, between the Health Care Financing
                   Administration and Boro Medical Corporation*

  10.4         Agreement for Health Care Cost-Based Plan, dated January 1, 1999, between the Health Care Financing
                   Administration and SunStar Health Plan, Inc. ******

  10.5         Certificate from State of Florida, Agency for Health Care Administration certifying Boro Medical
                   Corporation a Healthcare Provider*

  11.          Statement of Per Share Earnings (included in Consolidated Financial
               Statements attached to this report)

  16.1         Letter on Change in Certifying Accountant*****

  21.1         List of Subsidiaries******

  23.1         Consent of KPMG Peat Marwick LLP******

  27.1         Financial Data Schedule ******

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

*****          Filed as same exhibit reference to Form 10-KSB for the fiscal year ended July 31, 1998.

******         Filed herewith.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                               December 31, 1998


                  (With Independent Auditors' Report Thereon)

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                               December 31, 1998



                               TABLE OF CONTENTS

                                                                                                           PAGE
Independent Auditors' Report                                                                                F-3

Consolidated Balance Sheet at December 31, 1998                                                             F-4

Consolidated Statements of Operations for the years ended July 31, 1997 and 1998
     and the five months ended December 31, 1998                                                            F-5

Consolidated Statement of Changes in Shareholders' Equity for the years
     ended July 31, 1997 and 1998 and the five months ended December 31, 1998                               F-6

Consolidated Statements of Cash Flows for the years ended July 31, 1997and 1998
     and the five months ended December 31, 1998                                                          F-7-8

Notes to Consolidated Financial Statements                                                                F-9-24

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
SunStar Healthcare, Inc.:

We have audited the accompanying consolidated balance sheet of SunStar Healthcare, Inc. and Subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunStar Healthcare, Inc. and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended July 31, 1997 and 1998, and the five months ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company has experienced significant operating losses which raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing to enhance its working capital and fund regulatory capital requirements and future expansion efforts. Management's plans in regard to these matters are also described in note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              KPMG LLP



Jacksonville, Florida
March 12, 1999, except for
  note 9 which is as of April 14, 1999

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet

                               December 31, 1998

             ASSETS
Current assets:
    Cash and cash equivalents                                                                     $   15,983,161
    Premiums receivable                                                                                   12,419
    Prepaid  expenses                                                                                    255,889
    Other current assets (note 1(a))                                                                   1,310,844
                                                                                                  -------------------
             Total current assets                                                                     17,562,313

Furniture and equipment, net (note 4)                                                                    381,241
Restricted deposits                                                                                      300,000
Other assets                                                                                              76,854
Deferred taxes (note 6)                                                                                  100,000
                                                                                                  -------------------
             Total assets                                                                         $   18,420,408
                                                                                                  ===================

          LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Medical claims payable                                                                        $   13,821,187
    Unearned premium - HMO                                                                             3,525,280
    Accounts payable and accrued expenses                                                                752,453
    Estimated Medicare settlement                                                                        103,175
    Capital lease obligations, current (note 5)                                                           34,589
                                                                                                  -------------------
             Total current liabilities                                                                18,236,684

Capital lease obligations, noncurrent (note 5)                                                            67,608
                                                                                                  -------------------
             Total liabilities                                                                        18,304,292
                                                                                                  -------------------

Shareholders' equity (notes 1(i) and 8):
    Preferred stock, par value $.001 per share, 1,000,000
       shares authorized, no shares outstanding                                                               --
    Common stock, par value $.001 per share, 10,000,000
       shares authorized, 2,919,330 shares issued and outstanding                                          2,919
    Additional paid-in capital                                                                         8,531,027
    Unearned compensation from stock options                                                             (37,978)
    Accumulated deficit                                                                               (8,379,852)
                                                                                                  -------------------
             Total shareholders' equity                                                                  116,116
                                                                                                  -------------------
Commitments and contingencies (note 5 and 8)

             Total liabilities and shareholders' equity                                           $   18,420,408
                                                                                                  ===================

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

         Years ended July 31, 1997 and 1998 and the five months ended
                               December 31, 1998

                                                                                                       FIVE
                                                           YEAR ENDED         YEAR ENDED           MONTHS ENDED
                                                            JULY 31,           JULY 31,            DECEMBER 31,
                                                              1997               1998                  1998
                                                          --------------   ------------------   -------------------
Revenues:
    HMO premiums                                          $    99,529          8,844,775            22,744,870
    Investment income                                         249,407            231,743               234,573
    Other                                                     101,112              2,554               111,239
                                                          --------------   ------------------   -------------------
          Total revenues                                      450,048          9,079,072            23,090,682

Operating expenses:
    HMO medical costs                                         135,211          7,076,054            16,858,937
    Selling, general and administrative
       (notes 1(a) and 3)                                   1,997,042          7,295,065             8,348,829
    Option based compensation (note 8(c))                      65,104             65,104                27,127
    Amortization of intangibles                                 9,328             32,611                13,934
                                                          --------------   ------------------   -------------------
          Total operating expenses                          2,206,685         14,468,834            25,248,827
                                                          --------------   ------------------   -------------------

Loss before income taxes                                   (1,756,637)        (5,389,762)           (2,158,145)
Provision for income taxes (note 6)                           (51,000)                --                    --
                                                          --------------   ------------------   -------------------

Loss from continuing operations                            (1,705,637)        (5,389,762)           (2,158,145)

Discontinued operations (note 2):
    Income from discontinued operations                        74,472            154,472                    --
    Gain on sale of discontinued operations                       --             667,933                    --
                                                          --------------   ------------------   -------------------
          Total discontinued operations                        74,472            822,405                    --
                                                          --------------   ------------------   -------------------

             Net loss                                     $(1,631,165)        (4,567,357)           (2,158,145)
                                                          ==============   ==================   ===================

Earnings per share (note 1(k))
    Loss from continuing operations                       $     (0.71)             (2.18)                (0.74)
    Discontinued operations                               $      0.03               0.33                  0.00
    Net loss                                              $     (0.68)             (1.85)                (0.74)

Weighted average shares outstanding                         2,395,000          2,467,959             2,919,330

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Shareholders' Equity

            Years ended July 31, 1997 and 1998 and the five months
                            ended December 31, 1998

                                                                              UNEARNED
                                                                            COMPENSATION
                                                            ADDITIONAL          FROM
                                              COMMON          PAID-IN          STOCK          ACCUMULATED
                                               STOCK          CAPITAL         OPTIONS           DEFICIT          TOTAL
                                          ---------------- -------------- ----------------- ---------------- --------------
Balance, July 31, 1996                    $     2,395         7,193,852       (195,313)         (23,185)        6,977,749

Net loss                                           --                --             --       (1,631,165)       (1,631,165)
Stock issuance costs (note 1(i))                   --           (30,052)            --               --           (30,052)
Amortization of compensatory
    stock options (note 8 (c))                     --                --         65,104               --            65,104
                                          ---------------- -------------- ----------------- ---------------- --------------

Balance, July 31, 1997                          2,395         7,163,800       (130,209)      (1,654,350)        5,381,636

Net loss                                           --                --             --       (4,567,357)       (4,567,357)
Stock options exercised (note 1(i))                50            12,450             --               --            12,500
Amortization of compensatory
    stock options (note 8 (c))                     --                --         65,104               --            65,104
                                          ---------------- -------------- ----------------- ---------------- --------------
                                                2,445         7,176,250        (65,105)      (6,221,707)          891,883

Common stock subscriptions
    received (note 1(i))                          474         1,354,777             --               --         1,355,251
                                          ---------------- -------------- ----------------- ---------------- --------------

Balance, July 31, 1998                          2,919         8,531,027        (65,105)      (6,221,707)        2,247,134

Net loss                                           --                --             --       (2,158,145)       (2,158,145)
Amortization of compensatory
    stock options (note 8 (c))                     --                --         27,127               --            27,127
                                          ---------------- -------------- ----------------- ---------------- --------------

Balance, December 31, 1998                $     2,919         8,531,027        (37,978)      (8,379,852)          116,116
                                          ================ ============== ================= ================ ==============

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows

            Years ended July 31, 1997 and 1998 and the five months
                            ended December 31, 1998

                                                                                                                     FIVE
                                                                            YEAR ENDED         YEAR ENDED        MONTHS ENDED
                                                                             JULY 31,           JULY 31,         DECEMBER 31,
                                                                               1997               1998               1998
                                                                          ----------------   ----------------   ---------------
Cash flows from operating activities:
    Net loss                                                              $   (1,631,165)        (4,567,357)       (2,158,145)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                             163,543            159,955            68,396
       Provision for doubtful accounts                                            15,000                 --                --
       Deferred                                                                  (37,400)                --                --
       taxes
       Noncash compensation                                                       65,104             65,104            27,127
       Gain on sale of discontinued operations                                        --           (667,933)               --
       Gain on the sale of furniture and equipment                                (3,473)            (1,224)               --
       Changes in operating assets and liabilities:
          Decrease (increase) in premiums receivable                               4,871            (51,999)            3,675
          (Increase) decrease in prepaid expenses                               (131,546)          (197,504)           97,281
          Increase in other current assets                                       (82,554)          (216,388)         (930,884)
          Decrease (increase) in other assets                                     17,318             33,143              (649)
          Increase in medical claims payable                                      93,858          3,688,857        10,038,471
          Increase in unearned premium - HMO                                      59,213                            1,985,072
          (Decrease) increase in unearned premium - Medicare                    (159,521)            97,452           (97,452)
          Increase (decrease) in accounts payable and
             accrued expenses                                                    230,826            159,093           (10,634)
          Increase (decrease) in estimated Medicare settlement                   169,483            (27,860)               --
                                                                          ----------------   ----------------   ---------------
             Net cash (used in) provided by operating activities              (1,226,443)           (45,666)        9,022,258
                                                                          ----------------   ----------------   ---------------

See accompanying notes to consolidated financial statements.

                                                                                                                     FIVE
                                                                            YEAR ENDED         YEAR ENDED        MONTHS ENDED
                                                                             JULY 31,           JULY 31,         DECEMBER 31,
                                                                               1997               1998               1998
                                                                          ----------------   ----------------   ---------------
Cash flows from investing activities:
    Proceeds from sale of discontinued operations                         $        --          1,500,000                --
    Purchase of furniture and equipment                                      (183,221)          (241,585)          (73,333)
    Proceeds from sale of furniture and equipment                               3,473              1,345                --
    Proceeds from sale of restricted certificate of deposit                        --            280,000                --
    Purchase of restricted certificate of deposit                                  --                 --          (300,000)
                                                                          ----------------   ----------------   ---------------
          Net cash (used in) provided by investing activities                (179,748)         1,539,760          (373,333)
                                                                          ----------------   ----------------   ---------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                        (31,689)           (39,738)          (13,548)
    Stock issuance costs                                                      (30,052)                --                --
    Common stock subscribed                                                        --          1,355,251                --
    Exercise of common stock options                                               --             12,500                --
                                                                          ----------------   ----------------   ---------------
          Net cash (used in) provided by financing activities                 (61,741)         1,328,013           (13,548)
                                                                          ----------------   ----------------   ---------------

          Net (decrease) increase in cash and cash equivalents             (1,467,932)         2,822,107         8,635,377

Cash and cash equivalents, beginning of period                              5,993,609          4,525,677         7,347,784
                                                                          ----------------   ----------------   ---------------

Cash and cash equivalents, end of period                                  $ 4,525,677          7,347,784        15,983,161
                                                                          ================   ================   ===============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $    10,447             18,585             5,026
                                                                          ================   ================   ===============

Noncash investing and financing activities (notes 1(i), 5 and 8)

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION

              SunStar Healthcare, Inc. (SunStar or the Company) was incorporated in December 1995 and issued 875,000 shares (prior to a stock split discussed in note 1(i)) of common stock. In January 1996, National Home Health Care Corp. (NHHC), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly owned subsidiaries, First Health, Inc. (First Health) and Brevard Medical Center, Inc. (Brevard), which included 100% of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc. (SHP). Subsequent thereto, the Company restructured its subsidiaries such that Brevard, First Health, and SHP all became direct, wholly-owned subsidiaries of SunStar.

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

              Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its HMO product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in accordance with the provisions of Chapter 641, Florida Statutes. Effective May 1, 1997, the Company began accepting its first HMO members. Through December 31, 1998, the Company has been approved to operate its HMO in 52 counties in the State of Florida and has accepted members in all of those counties. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.

              The Company has entered into a service agreement with a third party administrator (TPA) for enrollment and underwriting administration, claims processing, payment of agent's commissions and premium billing and collection. Service fees charged to operations under such contract were $16,078, $904,141 and $1,949,716 for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998, respectively. At December 31, 1998, the Company has a receivable of approximately $1,133,397 for premiums and collections due from the TPA which is included in other current assets.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998



       (B)    CHANGE IN FISCAL YEAR-END

              In 1998, the Company changed its fiscal year-end from July 31 to December 31. Included in the accompanying audited consolidated financial statements are the results of operations for the five-month transition period ended December 31, 1998. Unaudited results of operations for the comparable five-month period ended December 31, 1997 are summarized below:


                  Revenue                               $     2,834,196
                  Operating expenses                          4,951,148
                                                        ---------------
                  Loss from operations                       (2,116,952)
                  Provision for income taxes                         --
                                                        ---------------
                  Net loss                                   (2,116,952)
                                                        ===============
                  Net loss per common share                        (.88)
                                                        ===============


       (C)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). These financial statements include the accounts of SunStar and SHP. All significant intercompany transactions and balances have been eliminated in consolidation.

              As discussed in note 2, effective April 15, 1998, the Company sold substantially all the assets of Brevard and First Health pursuant to a single Asset Purchase Agreement. Accordingly, the results of operations for Brevard and First Health for the year ended July 31, 1998 are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company agreed to assign the existing Health Care Financing Administration (HCFA) contract held by SHP to the buyer subject to HCFA approval. Thus, related HCFA revenues and program costs were also included in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 1998. HCFA did not approve the assignment of the contract during 1998, prompting SHP to renew the contract for 1999. As a result, HCFA revenues, net of program costs, are included as other operating revenue in the accompanying statement of operations for the five-months ended December 31, 1998.

       (D)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


       (E)    FURNITURE AND EQUIPMENT

              Furniture and equipment are stated at cost and depreciated over estimated useful lives of three to ten years on a straight-line basis.

       (F)    MEDICAL CLAIMS PAYABLE

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

       (G)    REVENUE RECOGNITION

              Premium revenue under the Company's HMO is recognized as earned on a pro rata basis over the contract period. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated settlement for open-year cost reports under the aforementioned HCFA contract which are subject to audit. As discussed in note 1(c), the Company has retained the HCFA contract through 1999.

       (H)    INCOME TAXES

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


       (I)    EQUITY TRANSACTIONS

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

              On May 15, 1996, the Company completed an initial public offering (the IPO), pursuant to which the Company sold 1,300,000 shares of previously unissued common stock, par value $.001. The IPO resulted in net proceeds to the Company of $5,230,372. On June 7, 1996, the underwriters in the IPO exercised their over-allotment option to purchase additional shares of common stock, pursuant to which the Company sold 195,000 shares of common stock, par value $.001, resulting in additional net proceeds to the Company of $853,125. During 1997, the Company paid $30,052 of additional stock issuance costs related to the IPO which has been reflected as a reduction of paid-in capital in the accompanying financial statements. In November 1997, a consultant exercised stock options to purchase 50,000 shares of common stock at $.25 per share.

              On July 16, 1998, the Company completed a Regulation D, Rule 506, Private Placement (the Private Placement) pursuant to which the Company sold 474,330 shares of previously unissued common stock, par value $.001, resulting in net proceeds to the Company of $1,355,251. Common stock sold pursuant to the private placement was issued on August 31, 1998. Under the terms of the Private Placement, the Company agreed to effect the registration and sale of the 474,330 shares issued on behalf of the Private Placement shareholders within 90 days of the Private Placement, subject to extensions for various causes. The Company completed the registration required under the Private Placement on February 10, 1999, which resulted in the Company incurring penalties for failing to register the shares within 90 days of July 16, 1998. As of December 31, 1998, the Company had accrued $69,649 as a general and administrative expense to reflect the recognition of these penalties.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


       (J)    ACCOUNTING FOR STOCK-BASED COMPENSATION

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

       (K)    PER SHARE DATA

              Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) requires specific computations, presentations and disclosures for earnings per share (EPS) amounts in order to make EPS amounts more compatible with international accounting standards. The Company adopted SFAS 128 during the year ended July 31, 1998. Common stock options are not included in the computation of diluted earnings per share as their effect is antidilutive due to the Company's net losses attributable to common shares.

       (L)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires all items that meet the definition of components of comprehensive income be reported in the consolidated financial statements for the period in which they are recognized and is effective for fiscal years beginning after December 15, 1997. The Company did not have any items that met the definition of components of comprehensive income for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998.

       (M)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to depreciable assets, valuation reserves for deferred tax assets, and liabilities for incurred but not reported medical claims.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


       (N)    RECLASSIFICATION

              Certain amounts presented for July 31, 1998 have been reclassified to conform with the presentation adopted for December 31, 1998.


(2)    DISCONTINUED OPERATIONS

       On April 15, 1998, the Company sold substantially all the assets of its primary care medical centers, Brevard and First Health, pursuant to a single Asset Purchase Agreement, to Brevard Medical Care, Inc. for $1,500,000. The assets sold consisted primarily of accounts receivable, furniture, equipment and leasehold improvements and capital lease commitments associated with these assets as well as physician and other payor agreements. Pursuant to the Asset Purchase Agreement, the Company agreed to assign the existing HCFA contract held by SHP to the buyer subject to HCFA approval. HCFA, however, did not approve the assignment of the contract during 1998, prompting SHP to renew the contract for 1999.

       Assets excluded from the sale consist of cash and cash equivalents. The Company retained substantially all obligations and liabilities which arose from or in connection with operations prior to the sales transaction, except for those capital lease commitments previously discussed.

       The results of operations for Brevard and First Health and HCFA revenues and program costs for the year ending July 31, 1998 is reported in the accompanying consolidated statements of operations under discontinued operations.

       Information with respect to discontinued operations for the year ended July 31, 1998 is summarized as follows:

                                                                       YEAR ENDED          YEAR ENDED
                                                                      JULY 31, 1997      JULY 31, 1998
                                                                     --------------     ---------------
                  Revenues                                        $      4,544,852          3,069,322

                  Expenses                                               4,470,380          2,914,850
                                                                     --------------     ---------------

                  Income from discontinued operations             $         74,472            154,472
                                                                     ==============     ===============

       The Company will utilize previously generated net operating loss carryforwards to offset the tax effect of the sale and, as such, has not recognized any tax expense or benefits resulting from the sale.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


(3)    RELATED PARTY TRANSACTION

       SunStar is engaged in providing managed healthcare services by operating an HMO through SHP. The Company has entered into a management contract with SHP for the provision of administrative and marketing services. Management fees charged to SHP under such contract were $16,078, $1,325,660 and $1,535,790 for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998, respectively. As discussed in note 1(a), costs associated with the development of the Company's HMO, including management salaries and benefits, administrative and other indirect costs have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements. Intercompany management fees between the Company and SHP have been eliminated in consolidation.


(4)    FURNITURE AND EQUIPMENT

       Furniture and equipment at December 31, 1998 consist of the following:

                  Furniture and fixtures                      $       263,277
                  Computer equipment                                  278,992
                  Less accumulated depreciation                      (161,028)
                                                                -------------

                  Net furniture and equipment                 $       381,241
                                                                =============

       The net book value of furniture and equipment held under capital leases was approximately $99,000 at December 31, 1998. Depreciation expense includes depreciation on assets held under capital leases.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


(5)    CAPITAL LEASE OBLIGATIONS

       Future minimum lease payments under capitalized lease obligations at December 31, 1998, were as follows:

                      YEAR ENDED DECEMBER 31                        AMOUNT
                      ----------------------                      ----------
                      1999                                     $      44,940
                      2000                                            44,502
                      2001                                            26,916
                      2002                                             5,187
                      2003                                               283
                                                                  ----------
                           Total minimum lease payments              121,828

                      Less amounts representing interest             (19,631)
                      Less amounts due within one year               (34,589)
                                                                  ----------
                      Amounts due after one year               $      67,608
                                                                  ==========

       During 1998, the Company acquired equipment under capital leases for $91,660 of which $29,182 was sold pursuant to the sale of the assets of Brevard and First Health as discussed in note 2.


(6)    INCOME TAXES

       The provision for income taxes for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998 consists of:

                                                   YEAR ENDED          YEAR ENDED           FIVE MONTHS ENDED
                                                  JULY 31, 1997       JULY 31, 1998           DEC. 31, 1998
                                                 ---------------     ---------------         ---------------
             Current:
                Federal                        $       (13,600)                 --                      --
                State                                       --                  --                      --
                                                 --------------      --------------          --------------
                                                       (13,600)                 --                      --
             Deferred tax benefit                      (37,400)                 --                      --
                                                 --------------      --------------          --------------
                    Total                      $       (51,000)                 --                      --
                                                 ==============      ==============          ==============

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


       Deferred tax assets at December 31, 1998 are as follows:

                Deferred tax assets:
                    Net operating loss carryforward                                     $        280,700
                    Medical claims payable                                                     2,832,500
                    Stock option amortization                                                    138,600
                    HMO start-up costs                                                            10,300
                    Estimated Medicare settlement                                                 38,800
                                                                                          ---------------
                                                                                               3,300,900
                    Less valuation allowance                                                   3,185,300
                                                                                          ---------------
                         Net deferred tax assets                                                 115,600
                                                                                          ---------------
                Deferred tax liabilities:
                    Furniture and equipment                                                       15,600
                                                                                          ---------------
                         Net deferred tax liabilities                                             15,600
                                                                                          ---------------

                         Net deferred tax asset                                         $        100,000
                                                                                          ===============

       The reconciliation of the statutory tax rate to the effective rate for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998 are as follows:

                                                             YEAR ENDED          YEAR ENDED       FIVE MONTHS ENDED
                                                              JULY 31,             JULY 31,          DECEMBER 31,
                                                                1997                 1998                1998
                                                          ---------------    ------------------    ----------------
           Federal statutory rate                      $       (579,900)           (1,832,500)          (733,700)
           State taxes, net of federal tax benefit              (61,900)             (195,600)           (31,200)
           Discontinued operations                               27,100               309,500                 --
           Change in valuation allowance                        625,200             1,600,600            697,300
           Other                                                (61,500)              118,000             67,600
                                                          ---------------    -----------------     ----------------
                                                       $        (51,000)                   --                 --
                                                          ===============    =================     ================

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


       The difference between the tax provision provided for the year ended July 31, 1998 and the five months ended December 31, 1998 and that expected from applying the U.S. statutory rate to loss from operations before taxes is primarily attributable to the Company recording a valuation allowance for deferred tax assets related to net operating loss (NOL) carryforwards and medical claims payable which are not currently deductible for income taxes. The realization of the tax benefits related to these NOL carryforwards and medical claims expenses is dependent on future earnings and market conditions and have not been recorded. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets resulting from other temporary differences. NOL carryforwards against future taxable income were approximately $746,000 at December 31, 1998. Such NOLs are scheduled to expire in years through 2013.


(7)    FINANCIAL INSTRUMENTS

       The Company's financial instruments exposed to concentrations of credit risk consist primarily of its cash and cash equivalents and premiums and other receivables. The Company's cash and cash equivalents are concentrated in liquid investments. Premiums receivable are geographically disbursed throughout Central and South Florida. Other receivables consist primarily of amounts receivable from the Company's third party administrator which are generally collected by the Company within the month subsequent to recognition.

       Financial instruments, such as cash and cash equivalents, are valued at cost which approximates fair market value.


(8)    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

       (A)    LEASES

              The Company rents various office facilities and equipment under terms of several lease agreements which include escalation clauses.

                  SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


              At December 31, 1998, minimum annual rental commitments under noncancelable operating leases are as follows:

                                    1999                      $     239,312
                                    2000                            188,090
                                    2001                             16,518
                                    2002                              6,677
                                    2003                              5,008

              Rent expense amounted to approximately $389,000, $322,000 and $102,000 for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998, respectively.

       (B)    REGULATORY REQUIREMENTS

              As an HMO licensed in Florida, SHP is required, pursuant to
              Section 641 of the Florida Insurance Code, to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total statutory liabilities or 1% of annualized premium, which at December 31, 1998 was approximately $1,753,000. SHP was not in compliance with this requirement and had an audited statutory surplus of $405,524 at December 31, 1998. Management's plans for obtaining capital to meet mandated minimum surplus requirements are discussed in note 9.

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

       (C)    STOCK OPTION AND WARRANT PLANS

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


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

              The Plan provides that each nonemployee director automatically receives, upon first becoming a nonemployee director, a grant of options to purchase 7,500 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company granted an aggregate of 37,500 of such options to nonemployee directors on May 15, 1996 at $5.00 per share. During the year ended July 31, 1998, 7,500 of such options were canceled due to the resignation of a director. The remaining 30,000 nonemployee director options will expire five years from the date of grant.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


              The Company's granting of options with exercise prices below the market price of the stock on the grant date resulted in charges to operations of approximately $65,000 for the years ended July 31, 1997 and 1998 and $27,000 for the five months ended December 31, 1998. Unearned compensation at December 31, 1998 amounts to approximately $38,000 which is presented as a reduction of equity. Such unearned amounts will be accounted for as an expense during the periods in which the related services are performed.

              The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .84, .82 and .84, respectively; and a weighted-average expected life of the option of 5 years.

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

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998, follows:


                                                      YEAR ENDED        YEAR ENDED       FIVE MONTHS ENDED
                                                       JULY 31,           JULY 31,          DECEMBER 31,
                                                         1997              1998                 1998
                                                   ---------------     -------------     ------------------
                  Pro forma net loss             $    (1,755,373)         (4,704,324)         (2,214,004)

                  Pro forma loss per share       $         (0.73)              (1.94)              (0.76)

              The weighted average fair value of options for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998 with exercise prices equal to the market price of the stock on the date of grant was $2.82, $2.42 and $1.59, respectively.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


              A summary of the Company's stock option activity, and related information for the years ended July 31, 1997 and 1998 and the five months ended December 31, 1998, follows:

                                                 YEAR ENDED                  YEAR ENDED             FIVE MONTHS ENDED
                                                  JULY 31,                    JULY 31,                 DECEMBER 31,
                                                    1997                        1998                      1998
                                        --------------------------   ------------------------  ------------------------
                                                        WEIGHTED                    WEIGHTED                   WEIGHTED
                                                         AVERAGE                     AVERAGE                    AVERAGE
                                                        EXERCISE                    EXERCISE                   EXERCISE
                                            OPTIONS       PRICE         OPTIONS       PRICE       OPTIONS        PRICE
                                            -------       -----         -------       -----       -------        -----
              Outstanding, beginning
                  of year                 437,500      $  1.47           492,500        1.60       417,500        1.59

              Granted                     130,000         4.00            12,500        3.50            --          --

              Exercised                        --          --            (50,000)        .25            --          --

              Forfeited/canceled          (75,000)        5.00           (37,500)       4.20            --          --
                                        ----------                   ------------              ------------

              Outstanding, end of year    492,500         1.60           417,500        1.59       417,500        1.59
                                        ==========                   ============              ============

              Exercisable at end
                  of year                 280,833      $  1.46           313,333        1.55       334,166        1.69
                                        ==========                   ============              ============

              Exercise prices for options outstanding as of December 31, 1998 ranged from $0.25 to $5.00. Options exercisable at $0.25 per share totaled 275,000 of which 212,500 were exercisable at December 31, 1998. Options with exercise prices ranging from $3.50 to $5.00 totaled 142,500 of which 121,666 were exercisable at December 31, 1998. The weighted average remaining contractual life of options exercisable at $0.25 and $3.50 to $5.00 per share was 7.11 and
              6.87 years, respectively, at December 31, 1998.

              In connection with the IPO, the Company has granted warrants to the underwriter to purchase an aggregate of 130,000 shares of common stock at an exercise price equal to $6.00 per share. The warrants are exercisable on or after April 15, 1997 and expire on May 15, 2001.

              In connection with the Private Placement, the Company has granted warrants to the placement agent to purchase an aggregate of 150,000 shares of common stock at an exercise price equal to $4.00 per share. The warrants are exercisable on or after July 16, 1998, and expire four years from that date.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


              Common stock reserved for future issuance at December 31, 1998 is as follows:

                                                                                                   NUMBER OF
                                                                                                     SHARES
                                                                                                     ------
                  Options granted under employment and consulting agreements                         275,000
                  Options granted under the Plan                                                     142,500
                  Reserved for future grants under the Plan                                           57,500
                  Warrants granted to underwriters                                                   280,000
                                                                                               --------------
                                                                                                     755,000
                                                                                               ==============

       (D)    PROFESSIONAL LIABILITY

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

              The Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as HMO medical costs and insurance recoveries, if any, are recorded as a reduction of HMO medical costs. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial healthcare claims is $50,000 and the maximum life time reinsurance indemnity payable under the agreement for any one member is $2,000,000.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1998


(9)    SUBSEQUENT EVENTS

       In February 1999, the Company verbally notified the TPA of its intention to terminate the service agreement effective July 1, 1999. Subsequent thereto, the Company received a written notice of termination from the TPA. On March 26, 1999, the Company's management finalized an agreement for similar services with a different TPA and anticipates completion of the conversion from the existing TPA to the new TPA on July 1, 1999.

       The Company's consolidated financial statements for the five months ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $1,631,165, $4,567,357 and $2,158,145 for the years ended
       July 31, 1997 and 1998 and the five months ended December 31, 1998, respectively, and as of December 31, 1998 had an accumulated deficit of $8,379,852. The Company expects to incur substantial expenditures to further its HMO development and to expand its current commercial service area and enter into the Medicare market. The Company's working capital at December 31, 1998 will not be sufficient to fund ongoing business operations. Management recognizes that the Company must generate additional resources to enable it to continue operations.

       In recognition thereof, prior to April 30, 1999, the Company is scheduled to complete a private offering (the Offering) under Rule 506 of Regulation D. As Of April 14, 1999, the Company sold 496,425 Units (the Units, each a Unit), resulting in net proceeds to the Company of approximately $4,200,000. Each Unit consisted of (i) one share of Series A Preferred Stock, par value $.001 per share (the Series A Preferred Stock), of the Company, each share of Series A Preferred Stock convertible into shares of Common Stock, subject to adjustment, and accruing dividends at the cumulative rate of 10% per share per annum; and
       (ii) one warrant to purchase one share of Common Stock at $5.00 per share up to 60 months from the date of the Offering. The purchase price per Unit was $10.00.