Form 10QSB
period 1999-03-31
SUNSTAR HEALTHCARE INC
filed 1999-05-17
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended                  March 31, 1999
                                             ---------------------------------
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from_______________to_________________

      Commission file number     1-14382
                             ----------------

                            SUNSTAR HEALTHCARE, INC.
     (Exact name of small business issuer as specified in its charter)

             Delaware                                  59-3361076
 ------------------------------------    ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

           300 International Pkwy, Ste 230, Heathrow, Florida 32746
           --------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

There were 2,919,330 shares of the Registrant's common stock outstanding as of April 30, 1999.

 Transitional Small Business Disclosure Format (check one):  YES   __ NO   X
                                                                          -----

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES



                                  FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 1999


PART I.        FINANCIAL INFORMATION                                                   Page
                                                                                       ----

  Item 1.    Consolidated Financial Statements (unaudited) of SunStar
               Healthcare, Inc. and Subsidiaries.......................................   2

             Consolidated Balance Sheet (unaudited)....................................   2

             Consolidated Statements of Operations (unaudited).........................   3

             Consolidated Statements of Cash Flows (unaudited).........................   4

             Notes to Consolidated Financial Statements................................   5

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................................  12


Part II.     Other Information.........................................................  19

  Item 2.        Changes in Securities and Use of Proceeds.............................  19

  Item 6.        Exhibits and Reports on Form 8-K......................................  20

Signatures.............................................................................  22

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES


Item 1. Consolidated Financial Statements (unaudited) of SunStar Healthcare, Inc. and Subsidiaries

                          Consolidated Balance Sheet
                                March 31, 1999
                                  (unaudited)

                 Assets
                 ------
Current assets:
 Cash and cash equivalents                                                   $17,230,778
 Premiums receivable                                                             187,228
 Prepaid expenses                                                                850,411
 Other current assets                                                          1,177,339
                                                                             -----------

  Total current assets                                                        19,445,756

 Furniture and equipment, net                                                    352,004
 Deposits and other assets                                                       383,371
 Deferred taxes                                                                  100,000
                                                                             -----------
  Total assets                                                               $20,281,131
                                                                             ===========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities:
 Medical claims payable                                                      $15,298,108
 Unearned premium - HMO                                                        3,871,733
 Accounts payable and accrued expenses                                           655,735
 Estimated Medicare settlement                                                   103,175
 Capital lease obligations, current                                               35,614
                                                                             -----------
  Total current liabilities                                                   19,964,365

Capital lease obligations, noncurrent                                             57,918
                                                                             -----------
  Total liabilities                                                           20,022,283

Shareholders' equity
 Preferred stock, par value $.001 per share, 1,000,000 shares authorized; 690,000 shares designated as Series A,
  132,675 shares issued and outstanding as of March 31, 1999 (note 4)                133
 Common stock, par value $.001 per share, 10,000,000 shares
  authorized, 2,919,330 shares issued and outstanding                              2,919
 Additional paid-in capital                                                    9,351,470
 Unearned compensation from stock options                                        (21,702)
 Accumulated deficit                                                          (9,073,972)
                                                                             -----------
  Total shareholders' equity                                                     258,848
                                                                             -----------

 Total liabilities and shareholders' equity                                  $20,281,131
                                                                             ===========
See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES



                     Consolidated Statements of Operations
              For the three months ended March 31, 1998 and 1999
                                  (unaudited)



                                              1998            1999
                                          -------------   -------------
Revenues:
 HMO premiums                              $ 1,604,084     $23,381,076
 Investment income                              41,694         213,409
 Other                                             -0-         315,479
                                           -----------     -----------
   Total revenues                            1,645,778      23,909,964

Operating expenses:
 HMO medical costs                           1,012,224      17,260,290
 Selling, general and administrative         1,856,095       7,233,398
 Option based compensation                      16,276          16,276
 Amortization of intangibles                     6,141          44,585
                                           -----------     -----------
  Total operating expenses                   2,890,736      24,554,549

Loss before income taxes                    (1,244,958)       (644,585)
Provision for income taxes                         -0-             -0-
                                           -----------     -----------

Loss from continuing operations             (1,244,958)       (644,585)

Loss from disposal of assets                       -0-          (9,001)
                                           -----------     -----------

Loss before discontinued operations         (1,244,958)       (653,586)

Discontinued operations:
 Income from discontinued operations           120,293             -0-
                                           -----------     -----------
  Total discontinued operations                120,293             -0-
                                           -----------     -----------
    Net loss                               $(1,124,665)    $  (653,586)
                                           ===========     ===========

Earnings per share
 Loss from continuing operations           $     (0.51)    $     (0.23)
 Loss from disposal of assets              $      0.00     $     (0.01)
 Discontinued operations                   $      0.05     $      0.00
 Net loss                                  $     (0.46)    $     (0.24)

Weighted average shares outstanding          2,445,000       2,919,330

See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the three months ended March 31, 1998 and 1999
                                  (unaudited)


                                                                         1998            1999
                                                                     -------------   ------------
Cash flows from operating activities:
  Net loss                                                            $(1,124,665)   $  (653,586)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                                         32,341         80,870
     Noncash compensation                                                  16,276         16,276
     Loss from disposal of assets                                          (1,224)           -0-
     Changes in operating assets and liabilities:
       Increase in accounts receivables                                   (96,507)       (55,229)
       Increase (decrease) in prepaid expenses and other assets               316       (631,697)
       Increase (decrease) in accounts payable and
         accrued expenses                                                  79,291       (137,252)
       Increase in medical claims payable                                 258,322      1,476,921
       Increase (decrease) in unearned premium                            (37,748)       346,453
       Increase in estimated Medicare settlement                           53,705            -0-
                                                                      -----------    -----------

       Net cash (used in) provided by operating activities               (819,893)       442,756

Cash flows from investing activities:
  Purchase of furniture and equipment                                     (43,500)       (16,051)
  Disposal of furniture and equipment                                       1,345          9,001
                                                                      -----------    -----------

       Net cash used in investing activities                              (42,155)        (7,050)

Cash flows from financing activities:
  Issuance of preferred stock                                                 -0-        820,576
  Principal payments under capital lease obligations                       20,960         (8,665)
                                                                      -----------    -----------

       Net cash provided by financing activities                           20,960        811,911

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (841,088)     1,247,617
       Cash and cash equivalents, beginning of period                   3,807,187     15,983,161
                                                                      -----------    -----------

Cash and cash equivalents, end of period                                2,966,099     17,230,778

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  4,590          2,832

See accompanying notes to consolidated financial statements.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                                March 31, 1999


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Organization
          ------------

          SunStar Healthcare, Inc. ("SunStar" or the "Company") was incorporated in December 1995 and issued 875,000 shares (prior to a stock split) of common stock. In January 1996, National Home Health Care Corp. ("NHHC"), then the sole shareholder of the Company, contributed to SunStar 100% of the outstanding capital stock of its wholly owned subsidiaries, First Health, Inc. ("First Health") and Brevard Medical Center, Inc. ("Brevard"), which included 100% of the outstanding capital stock of Brevard's wholly owned subsidiary, SunStar Health Plan, Inc. ("SHP"). Subsequent thereto, the Company restructured its subsidiaries such that Brevard, First Health, and SHP all became direct, wholly-owned subsidiaries of SunStar.

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

          Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its HMO product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in accordance with the provisions of Chapter 641, Florida Statutes. Effective May 1, 1997, the Company began accepting its first HMO members. Through March 31, 1999, the Company was approved to operate its HMO in 52 counties in the State of Florida and has accepted members in all of those counties. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs, have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.

          The Company entered into a service agreement with a third party administrator ("TPA") for enrollment and underwriting administration, claims processing, payment of agents' commissions and premium billing and collection. Service fees charged to operations under such contract were approximately $167,000 and $2,108,000 for the quarters ended March 31, 1998 and 1999, respectively. At March 31, 1999, the Company had a receivable of approximately $ 929,000 for premiums and collections due from the TPA, which is included in other current assets.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

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

     (b)  Basis of Presentation
          ---------------------

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998.

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These financial statements include the accounts of SunStar and SHP. All significant intercompany transactions and balances have been eliminated in consolidation.

          As discussed in note 2, effective April 15, 1998, the Company sold substantially all the assets of Brevard and First Health pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"). Accordingly, the results of operations for Brevard and First Health for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company agreed to assign the existing Health Care Financing Administration ("HCFA") contract held by SHP to the buyer subject to HCFA approval. Thus, related HCFA revenues and program costs were also included in discontinued operations in the accompanying consolidated statements of operations for the quarter ended March 31, 1998. HCFA did not approve the assignment of the contract during 1998, prompting SHP to renew the contract for 1999. As a result, HCFA revenues, net of program costs, are included as other operating revenue in the accompanying statement of operations for the quarter ended March 31, 1999.

(c)  Cash and Cash Equivalents
     -------------------------

          Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

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

     (f)  Revenue Recognition
          -------------------

          Premium revenue under the Company's HMO is recognized as earned on a pro rata basis over the contract period. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated Medicare settlement for open-year cost reports under the aforementioned HCFA contract which are subject to audit. As discussed in note 1(b), the Company has retained the HCFA contract through 1999.

     (g)  Per Share Data
          --------------

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

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

   Assets excluded from the sale consist of cash and cash equivalents. The Company retained substantially all obligations and liabilities which arose from or in connection with operations prior to the sales transaction, except for those capital lease commitments previously discussed.

       The results of operations for Brevard and First Health and HCFA revenues and program costs for the quarter ended March 31, 1998 are reported in the accompanying consolidated statements of operations under discontinued operations.

       Information with respect to discontinued operations for the quarter ended March 31, 1998 is summarized as follows:


                                                         1998
                                                     -----------

          Revenues                                   $ 1,001,288
          Expenses                                       880,995
                                                     -----------
          Income from discontinued operations        $   120,293
                                                     ===========

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

          The Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as HMO medical costs and insurance recoveries, if any, are recorded as a reduction of HMO medical costs. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. The deductible under the policy for commercial healthcare claims is currently $50,000 and the maximum life time reinsurance indemnity payable under the agreement for any one member is $2,000,000.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

     (b)  Regulatory Requirements
          -----------------------

          As an HMO licensed in Florida, SHP is required, pursuant to Section 641 of the Florida Insurance Code, to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium, which at March 31, 1999 was approximately $1,935,000. SHP was not in compliance with this requirement and had an unaudited statutory surplus of $830,175 at March 31, 1999. Management's plans for obtaining capital to meet mandated minimum surplus requirements are discussed in note 4.

          Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the Insurance Department of the State of Florida.

          Pursuant to the Florida Administrative Code, the Department may require an HMO to submit a corrective action plan in the event that net income before taxes during the annual reporting period or over the past four quarterly reporting periods is less than 2% of total revenue. SHP's reported audited net income for the year ended December 31, 1998 did not meet the 2% criteria and a correction plan will be filed in 1999. SHP's reported, unaudited, net income for the quarter ended March 31, 1999 has met the 2% criteria.

     (c)  Nasdaq Listing Requirements
          ---------------------------

          The Company's shares of Common Stock are traded on the Nasdaq SmallCap Market. Continued trading of the Common Stock on the Nasdaq SmallCap Market is conditioned upon the Company meeting certain criteria. The National Association of Securities Dealers ("NASD"), which administers Nasdaq, currently requires, among other things, that for the continued listing of the Company's Common Stock on the Nasdaq SmallCap Market, the Company must have: (a) either $2,000,000 in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35,000,000 market capitalization or $500,000 net income (in the last fiscal year or two of the last three fiscal years); (b) a public float of 500,000 shares having a market value of at least $1,000,000; (c) a minimum bid price of not less than $1 per share; (d) two market makers; and (e) at least 300 round lot shareholders (holders of 100 shares or more). As of March 31, 1999, the Company did not meet the net tangible assets maintenance requirement, and had received a delisting letter from Nasdaq. During April 1999, the Company completed a private offering ("the Offering") under Rule 506 of Regulation D, resulting in net proceeds to the Company of approximately $4,200,000. The Company appeared before a Nasdaq panel at a hearing on April 22, 1999 to appeal the proposed delisting as contained in the Nasdaq letter. The Nasdaq panel has not issued its decision regarding the Company's hearing, and there can be no assurance the Company will satisfy all such requirements and retain its Nasdaq SmallCap Market listing. As a result, Common Stock could be delisted from trading on the Nasdaq SmallCap Market, which delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

          Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

     (d)  Sale of Unregistered Securities
          -------------------------------

          On July 16, 1998, the Company completed the Private Placement of 474,330 shares of previously unissued Common Stock, at a per share price of $3.375, resulting in net proceeds to the Company of $1,355,251. Under the terms of the Private Placement, the Company agreed to use its reasonable best efforts to file and obtain effectiveness of a registration statement under the Securities Act covering the resale of the shares issued in the Private Placement no later than 90 days after the closing of the Private Placement. If the registration statement is not declared effective by the Securities and Exchange Commission within such 90-day period other than by reason of delay of a selling shareholder or its counsel or the activity or inactivity of the Securities and Exchange Commission, then the Company is obligated to pay cash equal to 1% of the aggregate subscription price of the Private Placement for the first month of such delay and 2% of such aggregate subscription price for each month of delay thereafter; provided, however, that in calculating the period of any delay, there shall be excluded any delays attributable to the failure by a selling shareholder to review the registration statement in a reasonably prompt manner. All expenses incurred in any registration of these shares will be paid by the Company, but the Company will not be liable for any underwriter discounts or commissions, brokerage fees or stock transfer taxes incurred with respect to the shares or for the fees and expenses of counsel for any selling shareholder. The Company filed a registration statement covering these shares on February 10, 1999 and has properly accrued for delayed filing fees.

(4)  Subsequent Events
     -----------------

     The Company's consolidated financial statements for the quarter ended March 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,124,665 and $653,586 for the quarters ended March 31,1998 and 1999, respectively, and as of March 31, 1999 had an accumulated deficit of $9,073,972. The Company expects to incur substantial expenditures to further its HMO development and to expand its current commercial service area and enter into the Medicare market. There can be no assurance that the Company's working capital at March 31, 1999 will be sufficient to fund ongoing business operations. Management believes that the Company will require additional resources to enable it to continue operations.

     In recognition thereof, during April 1999, the Company completed the Offering and sold 501,425 Units (the Units, each a Unit), resulting in net proceeds to the Company of approximately $4,200,000. Each Unit consisted of (i) one share of Series A Preferred Stock, par

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

     value $.001 per share (the Series A Preferred Stock), of the Company, each share of Series A Preferred Stock convertible into shares of Common Stock, subject to adjustment, and accruing dividends at the cumulative rate of 10% per share per annum; and (ii) one warrant to purchase one share of Common Stock at $5.00 per share up to 60 months from the date of the Offering. The purchase price per Unit was $10.00.

     The Company is currently reviewing its options for possible sale of additional equity securities as well as potential merger and partnering opportunities. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or that the funds will be sufficient to sustain the Company's losses. If the Company is unable to obtain adequate additional financing or enter into such business alliance, it may not be able to meet ongoing business operation needs. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's existing stockholders. The consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"FORWARD-LOOKING" INFORMATION

     This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; continued efforts to control healthcare costs; future membership composition and premium rates for the commercial business; proposed future efforts to control administrative costs; the ability of the Company to effectively manage any future outsourcing provider conversions; the individual and group renewal process; future health care and administrative costs, future provider network, future provider utilization rates, future medical-loss ratio levels, future claims payment, service performance and other operations matters; the Company's ability to comply with regulatory requirements; future government regulation and relations and the future of the health care industry; the Company's ability to attract members that are of sufficient underwriting risk; the ability of the Company to price its products competitively for this assumed underwriting risk; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF MARCH 31, 1999 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1999 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998.

GENERAL.

     On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida by the DOI. SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997 ("fiscal 1997"), SHP accelerated its plans to enter markets that the Company believed were under-served by its managed healthcare competitors. Thus, SHP has rapidly expanded and been approved by AHCA to offer its HMO

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

products in 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. As a result of this accelerated growth, development costs were also accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to complete this expansion throughout the entire state of Florida over the next twelve months. As of April 1, 1999, the Company provided coverage to approximately 78,000 members in its current service areas. The Company has established a growing distribution network of more than 3,000 brokers and 125 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 17,000 physicians and 130 hospitals. The net losses for the three months ended March 31, 1999 and 1998 are consistent with management's expectations with respect to the costs associated with the attainment of SHP's HMO license and the related start-up, development and expansion costs of an HMO. However, if such losses continue without the Company obtaining additional financing, they could have a material adverse effect on the Company's business and financial condition. See "Financial Condition, Liquidity and Capital Resources."

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

     Since accepting its first HMO members in May 1997, the Company's initial focus had been on the marketing and sale of its HMO product in the medically underwritten individual market. The majority of the Company's initial growth
came from the sale of its products in the individual market.   The Company's
objective has been to establish a sufficient base of customers for its HMO product in the individual market within a geographic area, and then to broaden its focus to the marketing and sale of its HMO products to include the small and large group markets. During 1998 the Company had begun to broaden its focus in the geographic areas in which the Company is currently licensed.

     On April 20, 1998, the Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31, to be effective beginning December 31, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

GENERAL FINANCIAL INFORMATION.

                                                                              QUARTER ENDED MARCH 31,
                                                                       1998                           1999
                                                                   -----------                    -----------
Total revenue                                                      $ 1,645,778                    $23,909,964
Loss from continuing operations                                     (1,244,958)                      (644,585)
Loss from disposal of assets                                                 -                         (9,001)
Discontinued operations                                                120,293                              -
Net loss                                                            (1,124,665)                      (653,586)
Net loss per common share                                                (0.46)                         (0.24)
Total assets                                                         5,183,860                     20,281,131
Long term obligations                                                  142,517                         57,918

Results of Operations.
----------------------

Quarter ended March 31, 1999 compared to quarter ended March 31, 1998.

          Total revenues increased by approximately $22,264,000 from approximately $1,646,000 for the three months ended March 31, 1998 to approximately $23,910,000 for the three months ended March 31, 1999. This increase is attributable to a $21,777,000 increase in revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with an increase in other revenues of approximately $315,000 due to the renewal of the HCFA contract effective January 1, 1999 and higher interest income of approximately $172,000.

          As a result of the Company obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized approximately $1,604,000 and $23,381,000 in HMO premium revenues for the quarters ended March 31, 1998 and 1999, respectively. This HMO premium revenue increase is consistent with enrolled membership growth to approximately 76,000 at March 31, 1999 from approximately 7,300 at March 31, 1998. The Company anticipates that HMO premium revenues will continue to increase over the next nine-month period as the Company further implements its growth plan. However, there can be no assurance that such growth will occur as the Company expects.

          HMO medical costs were approximately $1,012,000 and $17,260,000 for the quarters ended March 31, 1998 and 1999, respectively, resulting in medical loss ratios of approximately 63% and 74% for the respective periods. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical payments, including net reinsurance premiums paid, for all dates of service were approximately $525,000 and $13,714,000 for the three months ended March 31, 1998 and 1999, respectively.

          Selling, general and administrative expenses increased by approximately $5,377,000 from approximately $1,856,000 for the quarter ended March 31, 1998 to approximately $7,233,000 for the quarter ended March 31, 1999. The increase is primarily the result of an increase in sales and marketing salaries, benefits and commission expense related to the HMO products of approximately $2,450,000; an increase in professional and outsourcing fees of $2,183,000; additional administrative salaries and related benefits of approximately $418,000; an increase of approximately $182,000 in other general and

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

administrative expenses, including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses coupled with an increase in occupancy, insurance, general office and related costs of approximately $144,000. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. Selling, general and administrative expenses as a percentage of total revenues decreased to 30% for the three months ended March 31, 1999 from 113% for the three months ended March 31, 1998. The Company expects selling, general and administrative expenses as a percentage of revenues to continue to decrease as membership and premium revenues grow. However, there can be no assurance that such membership and revenue growth or a decline in selling, general and administrative expenses as a percentage of revenues will occur as the Company anticipates.

          As a result of the foregoing, the net loss decreased from approximately $1,125,000 for the quarter ended March 31, 1998 to approximately $654,000 for the quarter ended March 31, 1999.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

          At March 31, 1999 the Company had negative working capital of approximately $519,000 as compared to negative working capital of approximately $674,000 at December 31, 1998. The increase in working capital from the end of fiscal year 1998 is attributable primarily to proceeds received in connection with the preferred stock subscriptions received under the Offering, offset by development, marketing and personnel costs incurred in order to support and manage the continued growth and expansion of the HMO.

          Net cash used by operating activities was approximately $820,000 for the quarter ended March 31, 1998, as compared to net cash provided by operating activities of approximately $443,000 for the quarter ended March 31, 1999. Net cash provided by operating activities at March 31, 1999 was primarily attributable to an increase in medical claims payable and reserves for incurred but not reported claims of approximately $1,477,000, additional cash received related to unearned and deferred revenues of approximately $347,000, depreciation expenses of approximately $81,000 and non cash compensation expenses of approximately $16,000, offset by a net loss of approximately $654,000, an increase in prepaid expenses and other assets of $632,000, a decrease in accounts payable and accrued expenses of $137,000 and an increase in accounts receivable of $55,000.

     Net cash used in investing activities for the quarters ended March 31, 1998 and 1999 was approximately $42,000 and $7,000, respectively, primarily as a result of purchases of furniture and equipment associated with the development of the Company's new administrative offices.

     Net cash provided by financing activities for the quarters ended March 31, 1998 and 1999 was approximately $21,000 and $812,000, respectively. Net cash provided by financing activities at March 31, 1999 was primarily attributable to the receipt of approximately $821,000 in net proceeds from the preferred stock subscriptions in connection with the Offering, offset by approximately $9,000 in principal payments under capital lease obligations.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

     During the next fiscal year, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. Effective September 30, 1998, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium pursuant to Section 641 of the Florida Insurance Code.
Based on this criteria, at March 31, 1999, SHP is required to maintain a minimum capital surplus of approximately $1,954,000. At March 31, 1999, SHP's unaudited statutory financial statements reflect an actual surplus of approximately $830,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities. There can be no assurance that the Company will be able to comply with the State regulatory requirements.

     HMO development costs will continue to be incurred by SHP in fiscal year 1999 to further establish arrangements with physicians, hospitals, and other healthcare providers as well as to develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employee's salaries and expenses). In order to support the significant growth of the Company's HMO operations, additional marketing, development and other personnel were hired throughout 1998 and 1999 to augment the Company's efforts to support and manage this growth. Expenditures for such employees' salaries and related benefits will continue to be incurred in the future and may increase as additional personnel are needed to support further HMO membership growth. In addition, the Company anticipates that it will make additional capital expenditures associated with, among other things, furniture and equipment necessary due to personnel increases. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

     The Company sold 501,425 Units pursuant to the Offering, resulting in net proceeds to the Company of approximately $4,200,000. The Series A Preferred Stock issued in the Offering was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in
Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Placement Agent received a retail commission of 8% of the aggregate amount of the Offering and is to receive five-year warrants (the "Placement Agent Warrants") to purchase up to 100,000 shares of Common Stock at $1.50 per share, on a pro rata basis, up to the sale of $1,500,000 in the Offering, and up to 500,000 shares of Common Stock at $4.00 per share, on a pro rata basis, up to the sale of $6,000,000 in the Offering. The Placement Agent Warrants are not to be exercisable until one year after the completion of the Offering and thereafter are to be exercisable over a period of four years. The Placement Agent also received non-accountable expenses of 3% of the aggregate amount of the Offering and non-accountable marketing expenses of 2% of the aggregate amount of the Offering. Under the terms of the Offering, the Company is to file a registration statement on the appropriate form with the Securities and Exchange Commission not later than 90 days following the closing of the Offering covering all of the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold pursuant to the Offering and the Placement Agent Warrants.

     The Company conducted an initial public offering ("IPO") in May 1996, a Private Placement in July 1998 and the Offering in April 1999 to provide funds for its growth and expansion plans. The net proceeds from such offerings, approximating $11,600,000, have been used to implement such expansion

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

and for the support of its HMO operations. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the costs associated with its accelerated expansion), that additional offering proceeds will be needed to fund ongoing business operations, to satisfy in the future its net tangible asset requirements as governed by the Nasdaq SmallCap Market and to comply with other equity requirements as governed by certain regulatory entities including, without limitation, the Florida DOI, AHCA and HCFA. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in the Company with resources to support the Company's expansion plans, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

     The Company is currently reviewing its options for possible sale of additional equity securities as well as potential merger and partnering opportunities. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or that the funds will be sufficient to sustain the Company's losses. If the Company is unable to obtain adequate additional financing or enter into such business alliance, it may not be able to meet ongoing business operation needs. To the extent that the Company's available cash resources are insufficient to allow the Company to engage in operations sufficient to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's existing stockholders.

     The Company's shares of Common Stock are traded on the Nasdaq SmallCap Market. Continued trading of the Common Stock on the Nasdaq SmallCap Market is conditioned upon the Company meeting certain criteria. The National Association of Securities Dealers ("NASD"), which administers Nasdaq, currently requires, among other things, that for the continued listing of the Company's Common Stock on the Nasdaq SmallCap Market, the Company must have: (a) either $2,000,000 in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35,000,000 market capitalization or $500,000 net income (in the last fiscal year or two of the last three fiscal years); (b) a public float of 500,000 shares having a market value of at least $1,000,000; (c) a minimum bid price of not less than $1 per share; (d) two market makers; and (e) at least 300 round lot shareholders (holders of 100 shares or more). As of March 31, 1999, the Company did not meet the net tangible assets maintenance requirement, and had received a delisting letter from Nasdaq. During April 1999, the Company completed the Offering under Rule 506 of Regulation D, resulting in net proceeds to the Company of approximately $4,200,000. The Company appeared before a Nasdaq panel at a hearing on April 22, 1999 to appeal the proposed delisting as contained in the Nasdaq letter. The Nasdaq panel has not yet issued its decision regarding the Company's hearing, and there can be no assurance the Company will satisfy all such requirements and retain its Nasdaq SmallCap Market listing. As a result, Common Stock could be delisted from trading on the Nasdaq SmallCap Market, which delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES


Year 2000 Readiness.
--------------------

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

     As of March 31, 1999, the Company was 80% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs and the replacement of certain hardware within particular time frames in order to avoid disruption of the Company's operations. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

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

     The Company estimates that the costs in connection with its Year 2000 compliance efforts will be less than $100,000. The cost of this project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimate, which includes assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES


Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended March 31, 1999, and April 1999, the Company sold 501,425 Units pursuant to the Offering, resulting in net proceeds to the Company of approximately $4,200,000. Each Unit consisted of (i) one share of Series A Preferred Stock, par value $.001 per share (the Series A Preferred Stock), of the Company, each share of Series A Preferred Stock convertible into shares of Common Stock, subject to adjustment, and accruing dividends at the cumulative rate of 10% per share per annum; and (ii) one warrant to purchase one share of Common Stock at $5.00 per share up to 60 months from the date of the Offering. The purchase price per Unit was $10.00. The Series A Preferred Stock issued in the Offering was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Placement Agent received a retail commission of 8% of the aggregate amount of the Offering and is to receive five-year warrants (the "Placement Agent Warrants") to purchase up to 100,000 shares of Common Stock at $1.50 per share, on a pro rata basis, up to the sale of $1,500,000 in the Offering, and up to 500,000 shares of Common Stock at $4.00 per share, on a pro rata basis, up to the sale of $6,000,000 in the Offering. The Placement Agent Warrants are not to be exercisable until one year after the completion of the Offering and thereafter are to be exercisable over a period of four years. The Placement Agent also received non-accountable expenses of 3% of the aggregate amount of the Offering and non-accountable marketing expenses of 2% of the aggregate amount of the Offering. Under the terms of the Offering, the Company is to file a registration statement on the appropriate form with the Securities and Exchange Commission not later than 90 days following the closing of the Offering covering all of the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold pursuant to the Offering and the Placement Agent Warrants.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES

Item 6.  Exhibits and reports on Form 8-K


Exhibit      Exhibit Description
-------      -------------------
       2.1   Asset Purchase Agreement, dated April 15, 1998, between Brevard Medical Care, Inc. and SunStar
             Healthcare, Inc.****
       3.1   Certificate of Incorporation*
       3.1   Certificate of Designation******
       3.2   By-Laws*
       4.1   Specimen Certificate of the Company's Common Stock**
       4.2   Form of Warrant Agreement (including Form of Underwriter's Common Stock Purchase Warrant)*
       4.2   Form of Warrant Agreement (for Offering)******
       4.2   Form of Registration Rights Agreement (for Offering)******
       4.3   1996 Stock Option Plan*
       4.4   Form of 1996 Stock Option Contract**
      10.3   Agreement for Third Party Administrator Services, dated March 7, 1997, between Healthplan Services,
             Inc. and SunStar Health Plan, Inc.***
      10.3   Agreement for Third Party Administrator Services, dated March 26, 1999, between Companion Information
             Management Resources, Inc. and SunStar Health Plan, Inc.******
      10.4   Lease, dated November 26, 1997 between the Company and Pizzuti*****
      10.4   Agreement for Health Care Prepayment Plan, dated September 30, 1992, between the Health Care
             Financing Administration and Boro Medical Corporation*
      10.4   Agreement for Health Care Cost-Based Plan, dated January 1, 1999, between the Health Care Financing
             Administration and SunStar Health Plan, Inc. ******
      10.5   Certificate from State of Florida, Agency for Health Care Administration certifying Boro Medical
             Corporation a Healthcare Provider*
       11.   Statement of Per Share Earnings (included in Consolidated Financial Statements attached to this report)
      23.1   Consent of KPMG Peat Marwick LLP******
      27.1   Financial Data Schedule *******
       *     Filed as same exhibit reference to Form SB-2 Registration Statement, filed on February 26, 1996, File
             No. 333-1650
      **     Filed as same exhibit reference to Amendment No. 2 to Form SB-2 Registration Statement, filed on May
             9, 1996, File No. 333-1650.
     ***     Filed as Exhibit 10.12 to Form 10-KSB for the fiscal year ended July 31, 1997.
    ****     Filed as same exhibit reference to Form 10-QSB, for the quarterly period ended April 30, 1998.
    *****    Filed as same exhibit reference to Form 10-KSB for the fiscal year ended July 31, 1998.
    ******   Filed as same exhibit reference to Form 10-KSB for the five months ended December 31, 1998.
    *******  Filed herewith.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES
Reports on Form 8-K:


 Item 8.  Change in fiscal year, filed on March 17, 1999.

                     SUN HEALTHCARE, INC. AND SUBSIDIARIES


                                   Signatures
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNSTAR HEALTHCARE, INC.



Date:        05/14/99                   /s/ Warren Stowell
             --------                   --------------------
                                        Warren Stowell
                                        President, Chief Executive Officer
                                        and Chairman


                                        SUNSTAR HEALTHCARE, INC.



Date:        05/14/99                   /s/ David Jesse
             --------                   --------------------
                                        David Jesse
                                        Executive Vice President and
                                        Chief Operating Officer