Form 10QSB
period 1999-06-30
SUNSTAR HEALTHCARE INC
filed 1999-08-16
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
  [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended          June 30, 1999
                                    ---------------------------------
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from_______________to_________________

      Commission file number     1-14382
                             ----------------

                           SUNSTAR HEALTHCARE, INC.
       (Exact name of small business issuer as specified in its charter)

        Delaware                                59-3361076
-------------------------------------  ------------------------------
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

There were 2,919,330 shares of the Registrant's common stock outstanding as of July 31, 1999.

  Transitional Small Business Disclosure Format (check one): YES___  NO  X
                                                                       ----

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1999

PART I.             FINANCIAL INFORMATION                                                                       Page
                                                                                                                ----
     Item 1.        Consolidated Financial Statements (unaudited) of SunStar
                    Healthcare, Inc. and Subsidiaries..........................................................   2

                    Consolidated Balance Sheet (unaudited).....................................................   2

                    Consolidated Statements of Operations - three months ended
                    June 30, 1999 (unaudited)..................................................................   3

                    Consolidated Statements of Operations - six months ended
                    June 30, 1999 (unaudited)..................................................................   4

                    Consolidated Statements of Cash Flows (unaudited)..........................................   5

                    Notes to Consolidated Financial Statements.................................................   6

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................................................  16


Part II.       Other Information...............................................................................  23

     Item 2.        Changes in Securities and Use of
                    Proceeds...................................................................................  23

     Item 6.        Exhibits and Reports on Form 8-K...........................................................  24

Signatures          ...........................................................................................  26

Item 1.        Consolidated Financial Statements (unaudited) of SunStar Healthcare,
               Inc. and Subsidiaries

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                           Consolidated Balance Sheet
                                 June 30, 1999
                                  (unaudited)

                                 Assets
                                 ------
Current assets:
   Cash and cash equivalents                                           $12,591,501
   Prepaid expenses                                                        328,160
   Estimated claim payment recoveries, net of an allowance               4,500,000
   Other current assets                                                  2,687,834
                                                                       -----------

     Total current assets                                               20,107,495

   Furniture and equipment, net                                            453,157
   Deposits and other assets                                               382,869
   Deferred taxes                                                          100,000
                                                                       -----------
      Total assets                                                     $21,043,521
                                                                       ===========

               Liabilities and Shareholders' Equity
               ------------------------------------
Current Liabilities:
    Medical claims payable                                             $12,529,460
    Unearned premium - HMO                                               3,773,546
    Accounts payable and accrued expenses                                  881,966
    Estimated Medicare settlement                                          103,175
    Capital lease obligations, current                                      65,191
                                                                       -----------
       Total current liabilities                                        17,353,338

Capital lease obligations, noncurrent                                      126,662
                                                                       -----------
       Total liabilities                                                17,480,000

Redeemable preferred stock, par value $.001 per share, 1,000,000 shares authorized; 690,000 shares designated as Series A,
    506,425 shares issued and outstanding as of June 30, 1999,
    redemption price $15 per share (note 1 and note 3)                   3,518,742

Shareholders' equity
    Common stock, par value $.001 per share, 10,000,000 shares
      authorized, 2,919,330 shares issued and outstanding                    2,919
    Additional paid-in capital                                          10,949,315
    Preferred stock dividends                                           (1,739,910)
    Unearned compensation from stock options                                (5,426)
    Accumulated deficit                                                 (9,162,119)
                                                                       -----------
       Total shareholders' equity                                           44,779

    Total liabilities and shareholders' equity                         $21,043,521
                                                                       ===========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                     Consolidated Statements of Operations
               For the three months ended June 30, 1998 and 1999
                                  (unaudited)

                                                 1998          1999
                                             ------------  -------------
Revenues:
     HMO premiums                            $ 4,045,136    $23,513,236
     Investment income                            67,593        230,798
     Other                                           -0-        327,414
                                             -----------    -----------
       Total revenues                          4,112,729     24,071,448

Operating expenses:
     HMO medical costs                         2,995,251     16,055,675
     Selling, general and administrative       2,627,318      8,089,974
     Option based compensation                    16,275         16,276
     Amortization of intangibles                   8,361            -0-
                                             -----------    -----------
       Total operating expenses                5,647,205     24,161,925

Loss before income taxes                      (1,534,476)       (90,477)
Provision for income taxes                           -0-            -0-
                                             -----------    -----------

Loss from continuing operations               (1,534,476)       (90,477)

Loss from disposal of assets                         -0-            -0-
                                             -----------    -----------

Loss before discontinued operations           (1,534,476)       (90,477)

Discontinued operations:
     Income from discontinued operations             -0-            -0-
     Gain on sale of discontinued operations     667,933            -0-
                                             -----------    -----------
         Total discontinued operations           667,933            -0-
                                             -----------    -----------
     Net loss                                $  (866,543)   $   (90,477)
                                             ===========    ===========
Net loss per share - (Note 1i)               $     (0.35)   $     (0.61)

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                     Consolidated Statements of Operations
                For the six months ended June 30, 1998 and 1999
                                  (unaudited)

                                                    1998           1999
                                            ------------   ------------
Revenues:
     HMO premiums                            $ 5,649,221   $46,894,312
     Investment income                           109,288       444,207
     Other                                           -0-       642,893
                                             -----------   -----------
       Total revenues                          5,758,509    47,981,412

Operating expenses:
     HMO medical costs                         4,007,475    33,315,965
     Selling, general and administrative       4,483,414    15,323,370
     Option based compensation                    32,550        32,553
     Amortization of intangibles                  14,503        44,585
                                             -----------   -----------
       Total operating expenses                8,537,942    48,716,473

Loss before income taxes                      (2,779,433)     (735,061)
Provision for income taxes                           -0-           -0-
                                             -----------   -----------

Loss from continuing operations               (2,779,433)     (735,061)

Loss from disposal of assets                         -0-        (9,000)
                                             -----------   -----------

Loss before discontinued operations           (2,779,433)     (744,061)

Discontinued operations:
 Income from discontinued operations             120,292           -0-
 Gain on sale of discontinued operations         667,933           -0-
                                             -----------   -----------
Total discontinued operations                    788,225           -0-
                                             -----------   -----------
    Net loss                                 $(1,991,208)  $  (744,061)
                                             ===========   ===========
Net loss per share - (Note 1i)               $     (0.81)  $     (0.85)

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1998 and 1999
                                  (unaudited)

                                                                       1998           1999
                                                                   -------------  ------------
Cash flows from operating activities:
  Net loss                                                          $(1,991,208)  $  (744,061)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                                       74,573       161,834
     Noncash compensation                                                32,552        32,552
     Gain on sale of medical centers                                   (667,933)          -0-
     Gain on sale of furniture and equipment                             (1,224)          -0-
     Changes in operating assets and liabilities:
       Increase in accounts receivables                                 (13,846)   (1,355,991)
       Increase in estimated claim payment recoveries                        -0-   (4,500,000)
       Decrease (increase) in prepaid expenses and other assets          85,769      (131,452)
       Increase in accounts payable and accrued expenses                370,770       129,513
       Increase (decrease) in medical claims payable                  1,700,975    (1,291,727)
       Increase in unearned premium                                     500,173       248,266
       Decrease in estimated Medicare settlement                       (125,132)          -0-
                                                                    -----------   -----------
       Net cash used in operating activities                            (34,531)   (7,451,066)

Cash flows from investing activities:
  Proceeds from sale of medical centers                               1,500,000           -0-
  Proceeds from sale of held-to-maturity investments                    280,000           -0-
  Purchase of furniture and equipment                                   (90,768)     (164,998)
  Disposal of furniture and equipment                                     1,345         9,000
                                                                    -----------   -----------
       Net cash provided by (used in) investing activities            1,690,577      (155,998)

Cash flows from financing activities:
  Issuance of redeemable preferred stock                                    -0-     5,846,742
  Issuance of common stock                                              681,800           -0-
  Exercise of common stock options                                       12,500           -0-
  Preferred stock dividends                                                 -0-    (1,739,910)
  Principal payments under capital lease obligations                    (63,065)      108,572
                                                                    -----------   -----------
       Net cash provided by financing activities                        631,235     4,215,404

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  2,287,281    (3,391,660)
       Cash and cash equivalents, beginning of period                 3,807,187    15,983,161
                                                                    -----------   -----------

Cash and cash equivalents, end of period                              6,094,468    12,591,501

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                8,040         8,617

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                                 June 30, 1999



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

          Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its HMO product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in accordance with the provisions of Chapter 641, Florida Statutes. Effective May 1, 1997, the Company began accepting its first HMO members. Through June 30, 1999, the Company was approved to operate its HMO in 52 counties in the State of Florida and has accepted members in all of those counties. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs, have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.

          The Company entered into a service agreement with a third party administrator ("TPA") for enrollment and underwriting administration, claims processing, payment of agents' commissions and premium billing and collection. Service fees charged to operations under such contract were approximately $407,000 and $2,288,000 for the quarters ended June 30, 1998 and 1999, respectively. At June 30, 1999, the Company had a receivable of approximately $2,326,000 for premiums and collections due from the TPA, which is included in other current assets.

          In February 1999, the Company verbally notified the TPA of its intention to terminate

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

          the service agreement effective July 1, 1999. Subsequent thereto, the Company received a written notice of termination from the TPA. On March 26, 1999 and effective July 1, 1999, the Company's management finalized an agreement for similar services with a different TPA.

     (b)  Basis of Presentation
          ---------------------

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998.

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These financial statements include the accounts of SunStar and SHP. All significant intercompany transactions and balances have been eliminated in consolidation.

          As discussed in note 2, effective April 15, 1998, the Company sold substantially all the assets of Brevard and First Health pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"). Accordingly, the results of operations for Brevard and First Health for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company agreed to assign the existing Health Care Financing Administration ("HCFA") contract held by SHP to the buyer subject to HCFA approval. Thus, related HCFA revenues and program costs were also included in discontinued operations in the accompanying consolidated statements of operations for the three months and the six months ended June 30, 1998. HCFA did not approve the assignment of the contract during 1998, prompting SHP to renew the contract for 1999. As a result, HCFA revenues, net of program costs, are included as other operating revenue in the accompanying statement of operations for the three months and the six months ended June 30, 1999.

     (c)  Cash and Cash Equivalents
          -------------------------

          Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


     (d)  Estimated Claim Payment Recoveries
          ----------------------------------

          During the second quarter 1999, the Company contracted the services of independent consultants to perform an operational assessment of the TPA, including a random claim audit. As a result of such operational assessment, the consultants identified material potential claim payment error rates, primarily attributed to overpayments. In addition, the Company contracted the services of claim recovery consultants to identify and document such claim payment errors. To date, the claim recovery consultants have identified and documented extensive claim overpayments. Such overpayments are attributed to different situations such as payments made to providers in excess of contracted rates, payments to providers for non-covered benefits, etc. The Company is in the process of recovering such amounts from providers. Some claim overpayments will be offset from future claim payments and some claim overpayments will be recovered through cash collections. The claim payment recoveries have been estimated at $4,500,000, net of an allowance for uncollectable balances, and are presented in the current assets section of the balance sheet.

     (e)  Furniture and Equipment
          ------------------------

          Furniture and equipment are stated at cost and depreciated over estimated useful lives of three to ten years on a straight-line basis.

     (f)  Medical Claims Payable
          ----------------------

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

     (g)  Redeemable Preferred Stock
          --------------------------

          The carrying value of the Series A Preferred Stock is net of the estimated effect of beneficial common stock conversion features and offering costs paid in connection with the offering. These amounts are amortized over periods through the first applicable conversion date with respect to the related preferred stock agreements, which was a 30 day period for the offering costs and 2 years for the beneficial conversion amount. Amortization amounts are included in preferred stock dividends in the accompanying financial statements.

     (h)  Revenue Recognition
          -------------------

          Premium revenue under the Company's HMO is recognized as earned on a pro rata basis over the contract period. Reimbursement for the Company's participation under a federal third-party reimbursement contract is based on cost reimbursement principles and

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

          is subject to audit and retrospective adjustment. The accompanying consolidated financial statements reflect an estimated Medicare settlement for open-year cost reports under the aforementioned HCFA contract which are subject to audit. As discussed in note 1(b), the Company has retained the HCFA contract through 1999.

     (i)  Per Share Data
          --------------

          Common stock options, warrants and convertible preferred stock are not included in the following computation of diluted earnings per share as their effect is antidilutive due to the Company's net losses attributable to common shares.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                  Three Months Ended                    Six Months Ended
                                                        June 30,                            June 30,
                                            ------------------------------------------------------------------
                                                   1998            1999                1998           1999
                                            ---------------------------------     ----------------------------
Loss from continuing operations                (1,534,476)        (90,477)         (2,779,433)        (735,061)
Preferred stock dividends                              -0-     (1,699,376)                 -0-      (1,739,910)
                                            -----------------------------       ------------------------------
Loss from continuing operations
available to common stockholders               (1,534,476)     (1,789,853)         (2,779,433)      (2,474,971)
Average shares outstanding                      2,445,000       2,919,330           2,445,000        2,919,330
                                            -----------------------------       ------------------------------
Earnings per share                                  (0.63)          (0.61)              (1.14)           (0.85)
                                            =============================       ==============================

Discontinued operations                           667,933              -0-            788,225               -0-
Preferred stock dividends                              -0-             -0-                 -0-              -0-
                                            -----------------------------       ------------------------------
Discontinued operations available
to common stockholders                            667,933              -0-            788,225               -0-
Average shares outstanding                      2,445,000       2,919,330           2,445,000        2,919,330
                                            -----------------------------       ------------------------------
Earnings per share                                   0.27            0.00                0.32             0.00
                                            =============================       ==============================

Net loss                                         (866,543)        (90,477)         (1,991,208)        (744,061)
Preferred stock dividends                              -0-     (1,699,376)                 -0-      (1,739,910)
                                            -----------------------------       ------------------------------
Net loss available to common
stockholders                                     (866,543)     (1,789,853)         (1,991,208)      (2,483,971)
Average shares outstanding                      2,445,000       2,919,330           2,445,000        2,919,330
                                            -----------------------------       ------------------------------
Earnings per share                                  (0.35)          (0.61)              (0.81)           (0.85)
                                            =============================       ==============================


                   SUNSTAR HEALTHCARE, INC. AND SUSIDIARIES


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

     The results of operations for Brevard and First Health and HCFA revenues and program costs for the three months and the six months ended June 30, 1998 are reported in the accompanying consolidated statements of operations under discontinued operations.

     Information with respect to discontinued operations is summarized as follows:

                                                     Three Months Ended               Six Months Ended
                                                       June 30, 1998                   June 30, 1998
                                               ----------------------------    ----------------------------
     Revenues                                             $305,698                      $1,306,985
     Expenses                                              305,698                       1,186,693
                                                          --------                      ----------
     Income from discontinued operations                  $     -0-                     $  120,292
                                                          --------                      ----------
     Gain on sale of discontinued operations              $667,933                      $  667,933
                                                          --------                      ----------

(3)  Commitments, Contingencies and Other Matters
     --------------------------------------------

       (a)  Professional Liability
            ----------------------

            The Company insures its professional liability risks on a claims-made basis. The Company has secured claims-made coverage with limits of $3,000,000 in the aggregate and $1,000,000 per incident, from August 1, 1998 through August 1, 1999, with retroactive coverage through July 1, 1993 to insure for potential professional liability claims by patients and others as a result of the negligence of physicians that occurred prior to the divestment of the primary care medical centers. The Company could become liable for the negligent acts of physicians, as well as negligence in recruiting and selecting physicians. The Company currently maintains professional liability insurance coverage through December 1999 with limits of $1,000,000 in the aggregate and $1,000,000 per

                   SUNSTAR HEALTHCARE, INC. AND SUSIDIARIES


          occurrence and requires physicians to maintain malpractice liability insurance in amounts which it deems adequate for the type of medical services provided. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made because management has not identified any such incidents.

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

     (b)  Regulatory Requirements
          -----------------------

          As an HMO licensed in Florida, SHP is required, pursuant to Section 641 of the Florida Insurance Code, to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium, which at June 30, 1999 was approximately $1,660,000. SHP was in compliance with this requirement and had an unaudited statutory surplus of $3,820,834 at June 30, 1999.

          Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the Insurance Department of the State of Florida.

          Pursuant to the Florida Administrative Code, the Department may require an HMO to submit a corrective action plan in the event that net income before taxes during the annual reporting period or over the past four quarterly reporting periods is less than 2% of total revenue. SHP's reported audited net income for the year ended December 31, 1998 did not meet the 2% criteria and a correction plan was filed in 1999. SHP's reported, unaudited, net income for the quarters ended March 31, 1999 and June 30, 1999 does meet the 2% criteria.

     (c)  Nasdaq Listing Requirements
          ---------------------------

          The Company's shares of Common Stock, $.001 par value per share ("the Common Stock"), are traded on the Nasdaq SmallCap Market. Continued trading of the Common Stock on the Nasdaq SmallCap Market is conditioned upon the Company meeting certain criteria. The National Association of Securities Dealers ("NASD"), which administers Nasdaq, currently requires, among other things, that for the continued listing of the Common Stock on the Nasdaq SmallCap Market, the Company must have: (a) either $2,000,000 in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35,000,000 market capitalization or $500,000 net income (in the last fiscal year or two of the last three fiscal years); (b) a public float of 500,000 shares having a

                   SUNSTAR HEALTHCARE, INC. AND SUSIDIARIES

          market value of at least $1,000,000; (c) a minimum bid price of not less than $1 per share; (d) two market makers; and (e) at least 300 round lot shareholders (holders of 100 shares or more). As of March 31, 1999, the Company did not meet the net tangible assets maintenance requirement, and had received a delisting letter from Nasdaq. During April 1999, the Company completed a private offering ("the Offering") under Rule 506 of Regulation D, resulting in net proceeds to the Company of approximately $4,200,000. The Company appeared before a Nasdaq panel at a hearing on April 22, 1999 to appeal the proposed delisting as contained in the Nasdaq letter. On July 28, 1999, the Nasdaq panel issued its decision regarding the Company's hearing. The panel determined to continue the listing of the securities on the Nasdaq SmallCap Market pursuant to an exception. For the quarter ended June 30, 1999, the Company is required to evidence a minimum of $3,500,000 in net tangible assets and a net loss of no more than $500,000, among other things. The Company's net tangible assets and net loss for the quarter ended June 30, 1999 are $3,563,521 and $90,477, respectively. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap market. In the event the Company fails to comply with any of the terms of this exception, the Common Stock could be delisted from trading on the Nasdaq SmallCap Market. A delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

     (d)  Sale of Unregistered Securities
          -------------------------------

          On July 16, 1998, the Company completed the Private Placement of 474,330 shares of previously unissued Common Stock, at a per share price of $3.375, resulting in net proceeds to the Company of $1,355,251. Under the terms of the Private Placement, the Company agreed to use its reasonable best efforts to file and obtain effectiveness of a registration statement under the Securities Act covering the resale of the shares issued in the Private Placement no later than 90 days after the closing of the Private Placement. If the registration statement is not declared effective by the Securities and Exchange Commission within such 90-day period other than by reason of delay of a selling shareholder or its counsel or the activity or inactivity of the Securities and Exchange Commission, then the Company is obligated to pay cash equal to 1% of the aggregate subscription price of the Private Placement for the first month of such delay and 2% of such aggregate subscription price for each month of delay thereafter; provided, however, that in calculating the period of any delay, there shall be excluded any delays attributable to the failure by a selling shareholder to review the registration statement in a reasonably prompt manner. All expenses incurred in any registration of these shares will be paid by the Company, but the Company will not be liable for any underwriter discounts or commissions, brokerage fees or stock transfer taxes incurred with respect to the shares or for the fees and expenses of counsel for any selling shareholder. On February 10, 1999, the Company filed a registration statement covering these shares with the Securities and

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

          Exchange Commission ("SEC"). On June 7, 1999, the Company filed an application for the withdrawal of the registration statement, which withdrawal was accepted by the SEC. The Company intends to file a registration statement with the SEC covering these shares, but there can be no assurance that such registration statement will ultimately become effective.

          On April 16, 1999, the Company completed the Offering and sold 506,425 Units (the Units, each a Unit). The securities issued in the Offering were not registered with the SEC under the Act and were offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in Section 4(2) and Rule 506 of Regulation D under the Act. The Offering resulted in net proceeds to the Company of approximately $4,200,000. Each Unit consisted of (i) one share of Series A Preferred Stock, par value $.001 per share (the Series A Preferred Stock), of the Company, each share of Series A Preferred Stock convertible into shares of Common Stock, subject to adjustment, and accruing dividends at the cumulative rate of 10% per share per annum; and (ii) one warrant to purchase one share of Common Stock at $5.00 per share up to 60 months from the date of the Offering. The purchase price per Unit was $10.00. The Company may, at its option, redeem all or any portion of the outstanding shares of Series A Preferred Stock at any time at an amount equal to $15 per share, plus all accrued and unpaid dividends. The Series A Preferred Stock must be redeemed in cash by the Company at the redemption price per share if the Company fails to comply with any of the covenants below until such time the Company surpasses 90,000 enrolled HMO plan members and does not cure such failure within 90 days following such failure. Unless the Company requests and receives a waiver from Brookstreet Securities Corporation, Inc. or the holders of a majority of the issued and outstanding shares of Series A Preferred Stock. The covenants are: (a) the Company will maintain a 3,750 new member net minimum quarterly growth rate in each calendar quarter, commencing with the calendar quarter ended March 31, 1999; (b) the Company's medical expense ratio will not exceed 86% as of the end of each calendar quarter, commencing with the calendar quarter ending March 31, 1999; (c) the Company will not obtain secured and/or unsecured financing and/or off balance sheet financing in excess of $2,500,000; and (d) the Company will maintain reporting requirement of the Securities Exchange Act of 1934, as amended. Under the terms of the Offering the Company agreed to use its reasonable best efforts to file and obtain effectiveness of a registration statement under the Securities Act covering the resale of the shares issued in the Private Placement no later than 90 days after the closing of the Offering. The Company intends to file a registration statement with the SEC covering these shares, but there can be no assurance that such registration statement will ultimately become effective.

                   SUNSTAR HEALTHCARE, INC. AND SUSIDIARIES

     (e)       1999 Stock Option Plan
               ----------------------

               In January 1999 the Board of Directors adopted, and in June 1999 the stockholders approved, the Company's 1999 Stock Option Plan pursuant to which 500,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either
               (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986, as amended, or (ii) non-qualified options. Incentive stock options may be granted under the 1999 Plan to the employees and officers of the Company. Non-qualified options may be granted to consultants, directors, employees or officers of the Company. The 1999 Plan is intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. Unless sooner terminated, the 1999 Plan will expire on January 24, 2009. As of June 30, 1999, the Company has granted options to purchase an aggregate of 427,500 shares under the 1999 Plan.

(4)  Subsequent Event
     ----------------

     The Company's consolidated financial statements for the period ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,991,208 and $744,061 for the six months ended June 30,1998 and 1999, respectively, and as of June 30, 1999 had an accumulated deficit of $9,162,119. The Company expects to incur substantial expenditures to further its HMO development and to expand its current commercial service area and enter into the Medicare market. There can be no assurance that the Company's working capital at June 30, 1999 will be sufficient to fund ongoing business operations. Management believes that the Company will require additional resources to enable it to continue operations.

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

                   SUNSTAR HEALTHCARE, INC. AND SUSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"FORWARD-LOOKING" INFORMATION
     This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; continued efforts to control healthcare costs; future membership composition and premium rates for the commercial business; proposed future efforts to control administrative costs; the ability of the Company to effectively manage any future outsourcing provider conversions; the individual and group renewal process; future health care and administrative costs, future provider network, future provider utilization rates, future medical-loss ratio levels, future claims payment, service performance and other operations matters; the Company's ability to comply with regulatory requirements; the Company's ability to meet the listing requirements of The Nasdaq SmallCap Market; future government regulation and relations and the future of the health care industry; the Company's ability to attract members that are of sufficient underwriting risk; the ability of the Company to price its products competitively for this assumed underwriting risk; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JUNE 30, 1999 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1999 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998.

GENERAL.
     On February 24, 1997, SHP was awarded its HMO Certificate of Authority in the State of Florida by the Department of Insurance ("DOI"). SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997 ("fiscal 1997"), SHP accelerated its plans to enter markets that the Company believed were under-served by its managed healthcare competitors. Thus, SHP has rapidly expanded and been approved by the Agency for Health Care Administration ("AHCA") to offer its HMO products in 52 counties in central, northern, southwestern and southeastern Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, Sarasota, Naples, Fort Meyers, Miami, Fort Lauderdale and Palm Beach. As a result of this accelerated growth, development costs were also accelerated in the areas of advertising, marketing and materials, personnel and related expenses. SHP intends to complete this expansion throughout the entire state of Florida over the next twelve months. As of July 31, 1999 the Company provided coverage to approximately 83,000 members in its current service areas. The Company has established a distribution network of more than 2,500 brokers and 40 general agencies to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 17,000 physicians and 130 hospitals. The net losses for the three and six months ended June 30, 1999 and 1998 are consistent with management's expectations with respect to the costs associated with the attainment of SHP's HMO license and the related start-up, development and expansion costs of an HMO. However, if such losses continue without the Company obtaining additional financing, they could have a material adverse effect on the Company's business and financial condition. See "Financial Condition, Liquidity and Capital Resources."

     As originally organized, the Company also provided managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its seven primary care Medical Centers in central Florida. On April 15, 1998, the Company sold substantially all the assets of the Medical Centers and agreed to assign the existing HCFA contract held by SHP upon approval by HCFA pursuant to the Asset Purchase Agreement, thereby completing the Company's transformation from a "provider" of medical services through its Medical Centers to a "payor" for medical services through its statewide HMO.
The Company's sale of its Medical Centers has permitted it to focus its full attention and resources on the rapid expansion of SHP. During November 1998, HCFA determined the existing contract held by SHP was not transferrable pursuant to the Asset Purchase Agreement. Effective January 1, 1999, SHP obtained HCFA approval to convert the existing prepaid cost reimbursement contract into a cost contract and entered into an agreement to exclusively use Brevard Medical Care, Inc. to provide medical services under the new plan.

     Since accepting its first HMO members in May 1997, the Company's initial focus had been on the marketing and sale of its HMO product in the medically underwritten individual market. The majority of the Company's initial growth
came from the sale of its products in the individual market.   The Company's
objective has been to establish a sufficient base of customers for its HMO product in the individual market within a geographic area, and then to broaden its focus to the marketing and sale of its HMO products to include the small and large group markets. During 1999 the Company is continuing to broaden its focus in the geographic areas in which the Company is currently licensed.

     On April 20, 1998, the Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31, to be effective beginning December 31, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUSIDIARIES


GENERAL FINANCIAL INFORMATION.

                                                                SIX MONTHS ENDED JUNE 30,
                                                              1998                    1999
                                                        ------------------   ------------------
Total revenue                                             $ 5,758,509             $47,981,412
Loss from continuing operations                            (2,779,433)               (735,061)
Loss from disposal of assets                                       -0-                 (9,000)
Discontinued operations                                       788,225                      -0-
Net loss                                                   (1,991,208)               (744,061)
Net loss per common share - basic                               (0.81)                  (0.85)
Total assets                                                7,091,460              21,043,521
Long term obligations                                          82,080                 126,662

Results of Operations.
----------------------

Six months ended June 30, 1999 compared to six months ended June 30, 1998.

     Total revenues increased by approximately $42,223,000 from approximately $5,759,000 for the six months ended June 30, 1998 to approximately $47,982,000 for the six months ended June 30, 1999. This increase is attributable to a $41,245,000 increase in revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with an increase in other revenues of approximately $643,000 due to the renewal of the HCFA contract effective January 1, 1999 and higher interest income of approximately $335,000.

     As a result of the Company obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized approximately $5,649,000 and $46,894,000 in HMO premium revenues for the six months ended June 30, 1998 and 1999, respectively. This HMO premium revenue increase is consistent with enrolled membership growth to approximately 80,000 at June 30, 1999 from approximately 18,000 at June 30, 1998. The Company anticipates that HMO premium revenues will continue to increase over the next six-month period as the Company further implements its growth plan. However, there can be no assurance that such growth will occur as the Company expects.

     HMO medical costs were approximately $4,007,000 and $33,316,000 for the six months ended June 30, 1998 and 1999, respectively, resulting in medical loss ratios of approximately 71% for the respective periods. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical payments, including net reinsurance premiums paid, for all dates of service were approximately $2,207,000 and $38,195,000 for the six months ended June 30, 1998 and 1999, respectively. During the second quarter 1999, the Company contracted the services of KPMG, LLP to perform an operational assessment of the TPA, including a random claim audit. As a result of such operational assessment, the consultants identified material potential claim payment error rates, primarily attributed to overpayments. In addition, the Company contracted the services of claim recovery consultants to identify and document such claim payment errors. To date, the claim recovery consultants have identified and documented extensive claim overpayments. Such overpayments are attributed to different situations such as payments made to providers in excess of contracted rates, payments to providers for non-covered benefits, etc. The

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Company is in the process of recovering such amounts. Some claim overpayments will be offset from future claim payments and some claim overpayments will be recovered through cash collections. The claim payment recoveries have been estimated at $4,500,000, net of an allowance for uncollectable balances.

     Selling, general and administrative expenses increased by approximately $10,840,000 from approximately $4,483,000 for the six months ended June 30, 1998 to approximately $15,323,000 for the six months ended June 30, 1999. The increase is primarily the result of an increase in professional and outsourcing fees of $4,470,000; an increase in sales and marketing salaries, benefits and commission expense related to the HMO products of approximately $4,247,000; additional administrative salaries and related benefits of approximately $1,460,000; and an increase in occupancy, insurance, general office and related costs of approximately $353,000 coupled with an increase of approximately $310,000 in other general and administrative expenses, including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. Selling, general and administrative expenses as a percentage of total revenues decreased to 32% for the six months ended June 30, 1999 from 78% for the six months ended June 30, 1998. The Company expects selling, general and administrative expenses as a percentage of revenues to continue to decrease as membership and premium revenues grow. However, there can be no assurance that such membership and revenue growth or a decline in selling, general and administrative expenses as a percentage of revenues will occur as the Company anticipates.

     As a result of the foregoing, the net loss decreased from approximately $1,991,000 for the six months ended June 30, 1998 to approximately $744,000 for the six months ended June 30, 1999.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

     At June 30, 1999 the Company had positive working capital of approximately $2,754,000 as compared to negative working capital of approximately $674,000 at December 31, 1998. The increase in working capital from the end of fiscal year 1998 is attributable primarily to proceeds received in connection with the preferred stock funds received under the Offering, offset by development, marketing and personnel costs incurred in order to support and manage the continued growth and expansion of the HMO.

     Net cash used in operating activities was approximately $35,000 and $7,451,000 for the six months ended June 30, 1998 and 1999, respectively. Net cash used in operating activities at June 30, 1999 was primarily attributable to an increase in estimated claim payment recoveries of approximately $4,500,000, an increase in accounts receivable of approximately $1,356,000, a decrease in medical claims payable and reserves for incurred but not reported claims of approximately $1,292,000, a net loss of approximately $744,000 and an increase in prepaid expenses and other assets of approximately $131,000 offset by additional cash received related to unearned and deferred revenues of approximately $248,000, depreciation expenses of approximately $162,000, an increase in accounts payable of approximately $130,000 and non cash compensation expenses of approximately $32,000.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     Net cash provided by investing activities for the six months ended June 30, 1998 was approximately $1,691,000 as compared to net cash used in investing activities for the six months ended June 30, 1999 of approximately $156,000. The decrease in cash from investing activities at June 30, 1999 was primarily the result of purchases of furniture and equipment associated with the development of the Company's administrative offices.

     Net cash provided by financing activities for the six months ended June 30, 1998 and 1999 was approximately $631,000 and $4,215,000, respectively. Net cash provided by financing activities at June 30, 1999 was primarily attributable to the receipt of approximately $4,268,000 in net proceeds from the preferred stock subscriptions in connection with the Offering offset by approximately $162,000 in preferred dividends declared and coupled with an increase in capital lease obligations of approximately $109,000.

     During the current and next fiscal year, the Company's liquidity will be affected by continued accelerated HMO development, marketing and operation. Effective September 30, 1998, SHP is required to maintain a minimum capital surplus in an amount which is the greater of $800,000 or 10% of total liabilities or 1% of annualized premium pursuant to Section 641 of the Florida Insurance Code. Based on this criteria, at June 30, 1999, SHP is required to maintain a minimum capital surplus of approximately $1,660,000. At June 30, 1999, SHP's unaudited statutory financial statements reflect an actual surplus of approximately $3,821,000. In accordance with the Florida Insurance Code, the minimum capital surplus requirements will change effective September 30, 1999 to an amount which is the greater of $1,150,000 or 10% of total liabilities or 1.25% of annualized premium. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities. There can be no assurance that the Company will continue to be able to comply with the State regulatory requirements.

     HMO development costs will continue to be incurred by SHP in fiscal year 1999 to further establish arrangements with physicians, hospitals and other healthcare providers as well as to develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key salaries and expenses). In order to support the significant growth of the Company's HMO operations, additional marketing, development and other personnel were hired throughout 1998 and 1999 to augment the Company's efforts to support and manage this growth. Expenditures for such employees' salaries and related benefits will continue to be incurred in the future and may increase as additional personnel are needed to support further HMO membership growth. In addition, the Company anticipates that it will make additional capital expenditures associated with, among other things, furniture and equipment necessary due to personnel increases. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

     The Company sold 506,425 Units pursuant to the Offering, resulting in net proceeds to the Company of approximately $4,200,000. The Series A Preferred Stock issued in the Offering was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in
Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Placement Agent received a retail commission of 8% of the aggregate amount of the Offering and received five-year warrants (the "Placement Agent

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

Warrants") to purchase 100,000 shares of Common Stock at $1.50 per share and 422,021 shares of Common Stock at $4.00 per share. The Placement Agent Warrants are not exercisable until one year after the completion of the Offering and thereafter are exercisable over a period of four years. The Placement Agent also received non-accountable expenses of 3% of the aggregate amount of the Offering and non-accountable marketing expenses of 2% of the aggregate amount of the Offering. Under the terms of the Offering, the Company is to file a registration statement on the appropriate form with the Securities and Exchange Commission not later than 90 days following the closing of the Offering covering all of the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold pursuant to the Offering and the Placement Agent Warrants. The Company intends to file a registration statement with the SEC covering these shares, but there can be no assurance that such registration statement will ultimately become effective.

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

     The Company's shares of Common Stock are traded on the Nasdaq SmallCap Market. Continued trading of the Common Stock on the Nasdaq SmallCap Market is conditioned upon the Company meeting certain criteria. The National Association of Securities Dealers ("NASD"), which administers Nasdaq, currently requires, among other things, that for the continued listing of the Company's Common Stock on the Nasdaq SmallCap Market, the Company must have: (a) either $2,000,000 in net tangible assets (total assets, excluding goodwill, minus total liabilities), $35,000,000 market capitalization or $500,000 net income (in the last fiscal year or two of the last three fiscal years); (b) a public float of 500,000 shares having a market value of at least $1,000,000; (c) a minimum bid price of not less than $1 per share; (d) two market makers; and (e) at least 300 round lot shareholders (holders of 100 shares or more). As of March 31, 1999, the Company did not meet the net tangible assets maintenance requirement, and had received a delisting letter from Nasdaq. During April 1999, the Company completed the Offering under Rule 506 of Regulation D, resulting in net proceeds to the Company of approximately $4,200,000. The Company appeared before a Nasdaq panel at a hearing on April 22, 1999 to appeal the proposed delisting as contained in the Nasdaq letter. On July 28, 1999, the Nasdaq panel issued its decision regarding the Company's hearing. The panel determined to continue the listing of the securities on the Nasdaq SmallCap Market pursuant to an exception. For the quarter ended June 30, 1999, the Company is required to evidence a minimum of $3,500,000 in net tangible assets and a net loss of no more than $500,000, among other things. The Company's net tangible assets and net loss for the quarter ended June 30, 1999 are $3,563,521 and $90,477, respectively. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

listing on the Nasdaq SmallCap market. In the event the Company fails to comply with any of the terms of this exception, the Common Stock could be delisted from trading on the Nasdaq SmallCap Market. A delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

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

     As of June 30, 1999, the Company was 85% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by November 1999. The Company's Year 2000 compliance program requires remediation of certain programs and the replacement of certain hardware within particular time frames in order to avoid disruption of the Company's operations. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

     As of April 16, 1999, the Company sold 506,425 Units pursuant to the Offering, resulting in net proceeds to the Company of approximately $4,200,000. Each Unit consisted of (i) one share of Series A Preferred Stock, par value $.001 per share ("the Series A Preferred Stock"), of the Company, each share of Series A Preferred Stock convertible into shares of Common Stock, subject to adjustment, and accruing dividends at the cumulative rate of 10% per share per annum; and (ii) one warrant to purchase one share of Common Stock at $5.00 per share up to 60 months from the date of the Offering. The purchase price per Unit was $10.00. The Series A Preferred Stock issued in the Offering was not registered with the Securities and Exchange Commission under the Securities Act and was offered and sold solely to "accredited investors" in reliance on exemptions from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Placement Agent received a retail commission of 8% of the aggregate amount of the Offering and received five-year warrants (the "Placement Agent Warrants") to purchase 100,000 shares of Common Stock at $1.50 per share and 422,021 shares of Common Stock at $4.00 per share. The Placement Agent Warrants are not exercisable until one year after the completion of the Offering and thereafter are exercisable over a period of four years. The Placement Agent also received non-accountable expenses of 3% of the aggregate amount of the Offering and non-accountable marketing expenses of 2% of the aggregate amount of the Offering. Under the terms of the Offering, the Company is to file a registration statement on the appropriate form with the Securities and Exchange Commission not later than 90 days following the closing of the Offering covering all of the shares of Common Stock underlying the Series A Preferred Stock and Warrants sold pursuant to the Offering and the Placement Agent Warrants. The Company intends to file a registration statement with the SEC covering these shares, but there can be no assurance that such registration statement will ultimately become effective.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

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

  4.5     1999 Stock Option Plan*******

  4.6     Form of 1999 Stock Option Contract*******

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

 10.6 Employment Agreement, dated as of June 7, 1999, by and between the Company and Warren Stowell*******

 10.7 Employment Agreement, dated as of June 7, 1999, by and between the Company and David Jesse*******

 10.8 Employment Agreement, dated as of June 7, 1999, by and between the Company and Robyn Stowell*******

 10.9 Agreement, dated June 10, 1999, by and between the Company and The Ulysses Group Advisors, Inc.*******

 10.10 Financial Consulting and Investment Banking Agreement, dated June 30, 1999, by and between the Company and Schneider Securities, Inc.*******

 10.11 Warrant to purchase 100,000 shares of Common Stock, dated as of April 22, 1999, between the Company and Brookstreet Securities Corporation, Inc.*******

 10.12 Warrant to purchase 422,021 shares of Common Stock, dated as of April 22, 1999, between the Company and Brookstreet Securities Corporation, Inc.*******

 11. Statement of Per Share Earnings (included in Consolidated Financial Statements attached to this report)

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

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

*******   Filed herewith.


Reports on Form 8-K:

     Item 5. Other events concerning the resignation of directors, filed on April 12, 1999.

     Item 5. Other events concerning the completion of the Company's private placement of securities, filed on April 21, 1999.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUNSTAR HEALTHCARE, INC.


Date:  08/16/99                        /s/ Warren Stowell
       --------                        ------------------
                                       Warren Stowell
                                       President, Chief Executive Officer
                                       and Chairman
                                       (principal financial and accounting
                                       officer)


                                       SUNSTAR HEALTHCARE, INC.



Date:  08/16/99                        /s/ David Jesse
       --------                        ---------------
                                       David Jesse
                                       Executive Vice President and
                                       Chief Operating Officer