Form 10QSB/A
period 1999-06-30
SUNSTAR HEALTHCARE INC
filed 1999-08-24
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
(Mark One)
     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

      For the quarterly period ended            June 30, 1999
                                     ---------------------------------
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

There were 2,919,330 shares of the Registrant's common stock outstanding as of July 31, 1999.

 Transitional Small Business Disclosure Format (check one):  YES      NO   X
                                                                 ----     -----

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
                                                                ===========

   Liabilities and Shareholders' Equity
   -------------------------------------
Current Liabilities:
 Medical claims payable                                         $12,529,460
 Unearned premium - HMO                                           3,773,546
 Accounts payable and accrued expenses                              881,966
 Estimated Medicare settlement                                      103,175
 Capital lease obligations, current                                  65,191
                                                                -----------
Total current liabilities                                        17,353,338

Capital lease obligations, noncurrent                               126,662
                                                                -----------
  Total liabilities                                              17,480,000


Shareholders' equity
 Common stock, par value $.001 per share, 10,000,000 shares
  authorized, 2,919,330 shares issued and outstanding                 2,919
 Preferred stock, par value $.001 per share, 1,000,000
  shares authorized; 690,000 shares designated as Series A,
  506,425 shares issued and outstanding as of June 30, 1999
  (note 1 and note 3)                                                   506
 Additional paid-in capital                                      14,467,551
 Preferred stock dividends                                       (1,739,910)
 Unearned compensation from stock options                            (5,426)
 Accumulated deficit                                             (9,162,119)
                                                                -----------
  Total shareholders' equity                                      3,563,521

 Total liabilities and shareholders' equity                     $21,043,521
                                                                ===========

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNSTAR HEALTHCARE, INC.



Date:    08/24/99                       /s/ Warren Stowell
         --------                       ----------------------------------
                                        Warren Stowell
                                        President, Chief Executive Officer
                                        and Chairman
                                        (principal financial and accounting
                                        officer)

                                        SUNSTAR HEALTHCARE, INC.



Date:     08/24/99                      /s/ David Jesse
         ---------                      -----------------------------------
                                        David Jesse
                                        Executive Vice President and
                                        Chief Operating Officer