Form 10QSB
period 1999-09-30
SUNSTAR HEALTHCARE INC
filed 1999-11-15
CIK 1008993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

      For the quarterly period ended                September 30, 1999
                                             ---------------------------------
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 2,919,330 shares of the Registrant's common stock outstanding as of September 30, 1999.

 Transitional Small Business Disclosure Format (check one):  YES      NO    X
                                                                 ----     -----

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



PART I.             FINANCIAL INFORMATION                                                Page
                                                                                         ----

     Item 1.        Consolidated Financial Statements (unaudited) of SunStar
                    Healthcare, Inc. and Subsidiaries...................................   2

                    Consolidated Balance Sheet (unaudited)..............................   2

                    Consolidated Statements of Operations  three months ended
                    September 30, 1999  (unaudited).....................................   3

                    Consolidated Statements of Operations  nine months ended
                    September 30, 1999  (unaudited).....................................   4

                    Consolidated Statements of Cash Flows (unaudited)...................   5

                    Notes to Consolidated Financial Statements..........................   6

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................  16


Part II.            Other Information...................................................  23

     Item 2.        Changes in Securities and Use of Proceeds...........................  23

     Item 6.        Exhibits and Reports on Form 8-K....................................  24

Signatures          ....................................................................  26

Item 1.     Consolidated Financial Statements (unaudited) of SunStar Healthcare,
            Inc. and Subsidiaries


                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                           Consolidated Balance Sheet
                               September 30, 1999
                                  (unaudited)

                     Assets
                  ------------
Current assets:
 Cash and cash equivalents                                            $17,654,115
 Premium receivable                                                     1,304,996
 Estimated claim payment recoveries, net of an allowance                3,623,491
 Prepaid expenses                                                         240,845
 Other current assets                                                   1,056,260
                                                                      -----------

   Total current assets                                                23,879,707

 Furniture and equipment, net                                             526,772
 Deposits and other assets                                                592,869
 Deferred taxes                                                           100,000
                                                                      -----------
   Total assets                                                       $25,099,348
                                                                      ===========

     Liabilities and Shareholders' Equity
     ------------------------------------
Current Liabilities:
 Medical claims payable                                               $15,718,707
 Unearned premium - HMO                                                 1,602,082
 Accounts payable and accrued expenses                                  1,030,636
 Capital lease obligations, current                                        84,524
                                                                      -----------

   Total current liabilities                                           18,435,949

Capital lease obligations, noncurrent                                     126,006
                                                                      -----------
   Total liabilities                                                   18,561,955

Shareholders' equity
 Common stock, par value $.001 per share, 10,000,000 shares
   authorized, 2,919,330 shares issued and outstanding                      2,919
 Redeemable preferred stock, par value $.001 per share, 1,000,000 shares authorized; 690,000 shares designated as Series A,
  506,425 shares issued and outstanding as of June 30, 1999,
  redemption price $15 per share (note 1 and note 3)                          506
 Additional paid-in capital
   Common stock                                                         8,531,027
   Preferred stock                                                      4,022,465
 Accumulated deficit                                                   (6,019,524)
                                                                      -----------
   Total shareholders' equity                                           6,537,393

 Total liabilities and shareholders' equity                           $25,099,348
                                                                      ===========

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                     Consolidated Statements of Operations
             For the three months ended September 30, 1998 and 1999
                                  (unaudited)

                                                      1998          1999
                                                  ------------  ------------
Revenues:
     HMO premiums                                 $ 8,199,560    $26,237,592
     Investment income                                111,113        239,759
     Other                                                -0-        503,384
                                                  -----------    -----------
        Total revenues                              8,310,673     26,980,735

Operating expenses:
     HMO medical costs                              6,085,631     16,813,053
     Selling, general and administrative            3,459,222      7,019,661
     Option based compensation                         16,276          5,425
     Amortization of intangibles                        8,360            -0-
                                                  -----------    -----------
       Total operating expenses                     9,569,489     23,838,139

Profit (loss) before income taxes                  (1,258,816)     3,142,596
Provision for income taxes                                -0-            -0-
                                                  -----------    -----------

Net profit (loss)                                 $(1,258,816)   $ 3,142,596
                                                  ===========    ===========

Net profit (loss) per share - basic (note 1i)          $(0.43)         $0.96
Net profit (loss) per share - diluted (note 1i)        $(0.43)         $0.65

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                     Consolidated Statements of Operations
             For the nine months ended September 30, 1998 and 1999
                                  (unaudited)


                                                      1998            1999
                                                ----------------  ------------

Revenues:
 HMO premiums                                       $13,848,781   $73,131,903
 Investment income                                      220,400       683,966
 Other                                                      -0-     1,146,277
                                                     -----------   ----------
   Total revenues                                    14,069,181    74,962,146

Operating expenses:
 HMO medical costs                                   10,093,107    50,129,018
 Selling, general and administrative                  7,942,636    22,343,032
 Option based compensation                               48,828        37,978
 Amortization of intangibles                             22,862        44,585
                                                    -----------   -----------
  Total operating expenses                           18,107,433    72,554,613

Profit (loss) before income taxes                    (4,038,252)    2,407,533
Provision for income taxes                                  -0-           -0-
                                                    -----------   -----------

Profit (loss) from continuing operations             (4,038,252)    2,407,533

Loss from disposal of assets                                -0-        (9,000)
                                                    -----------   -----------

Profit (loss) before discontinued operations         (4,038,252)    2,398,533

Discontinued operations:
 Income from discontinued operations                    120,292           -0-
 Gain on sale of discontinued operations                667,933           -0-
                                                    -----------   -----------
Total discontinued operations                           788,225           -0-
                                                    -----------   -----------
    Net profit (loss)                               $(3,250,027)  $ 2,398,533
                                                    ===========   ===========

Earnings per share:
 Profit (loss) from continuing
  operations - basic and diluted (note 1i)               $(1.55)        $0.11
 Net profit (loss) - basic and diluted (note 1i)         $(1.25)        $0.11

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1998 and 1999
                                  (unaudited)

                                                                       1998           1999
                                                                   -------------  ------------
Cash flows from operating activities:
  Net profit (loss)                                                 $(3,250,027)  $ 2,398,533
  Adjustments to reconcile net profit (loss)  to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                                      115,518       149,783
     Noncash compensation                                                48,828        37,978
     Provision for doubtful accounts                                        -0-       400,000
     Gain on sale of medical centers                                   (667,933)          -0-
     Gain on sale of furniture and equipment                             (1,224)          -0-
     Changes in operating assets and liabilities:
       Increase in accounts receivables                                (324,020)   (1,024,759)
       Increase in estimated claim payment recoveries                       -0-    (4,023,491)
       Decrease (increase) in prepaid expenses and other assets          70,138        (8,787)
       Increase  in accounts payable and accrued expenses                 7,673       278,179
       Increase in medical claims payable                             5,299,114     1,897,520
       Increase (decrease) in unearned premium                        1,614,369    (1,923,198)
       Decrease in estimated Medicare settlement                       (125,132)     (103,175)
                                                                    -----------   -----------
       Net cash provided by (used in) operating activities            2,787,304    (1,921,417)

Cash flows from investing activities:
  Proceeds from sale of medical centers                               1,500,000           -0-
  Proceeds from sale of  held-to-maturity investments                   280,000           -0-
  Purchase of restricted certificate of deposit                             -0-      (250,000)
  Purchase of furniture and equipment                                  (139,803)     (297,934)
  Disposal of furniture and equipment                                     1,345         9,000
                                                                    -----------   -----------
       Net cash provided by (used in) investing activities            1,641,542      (538,934)

Cash flows from financing activities:
  Issuance of redeemable preferred stock                                    -0-     4,312,283
  Issuance of common stock                                            1,342,752           -0-
  Exercise of common stock options                                       12,500           -0-
  Preferred stock dividends                                                 -0-      (289,311)
  Principal payments under capital lease obligations                    (65,820)      108,333
                                                                    -----------   -----------
       Net cash provided by financing activities                      1,289,432     4,131,305

NET INCREASE IN CASH AND CASH EQUIVALENTS                             5,718,278     1,670,954
       Cash and cash equivalents, beginning of period                 3,807,187    15,983,161
                                                                    -----------   -----------

Cash and cash equivalents, end of period                            $ 9,525,465   $17,654,115

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $    11,468   $    15,060

See accompanying notes to consolidated financial statements.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



                   Notes to Consolidated Financial Statements

                               September 30, 1999



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

          Throughout fiscal 1997, SunStar's management was active in developing and obtaining certification for its HMO product. On February 24, 1997, SHP was issued a Certificate of Authority by the Insurance Department of the State of Florida to operate an HMO in accordance with the provisions of Chapter 641, Florida Statutes. Effective May 1, 1997, the Company began accepting its first HMO members. Through September 30, 1999, the Company was approved to operate its HMO in 52 counties in the State of Florida. Costs associated with the development of SunStar's HMO, including management salaries and benefits, administrative and other indirect costs, have been reflected as selling, general and administrative expense in the accompanying consolidated financial statements.

          The Company entered into a service agreement with a third party administrator ("TPA") for enrollment and underwriting administration, claims processing, payment of agents' commissions and premium billing and collection. Service fees charged to operations under such contract were approximately $665,000 and $1,892,000 for the quarters ended September 30, 1998 and 1999, respectively. In February 1999, the Company verbally notified the TPA of its intention to terminate the service agreement effective July 1, 1999. Subsequent thereto, the Company received a written notice of termination from

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


          the TPA. On March 26, 1999 and effective July 1, 1999, the Company's management finalized an agreement for similar services with a different TPA.

     (b)  Basis of Presentation
          ---------------------

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998.

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These financial statements include the accounts of SunStar and SHP. All significant intercompany transactions and balances have been eliminated in consolidation.

          As discussed in note 2, effective April 15, 1998, the Company sold substantially all the assets of Brevard and First Health pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"). Accordingly, the results of operations for Brevard and First Health for all periods presented are reported in the accompanying consolidated statements of operations under discontinued operations. Pursuant to the Asset Purchase Agreement, the Company agreed to assign the existing Health Care Financing Administration ("HCFA") contract held by SHP to the buyer subject to HCFA approval. Thus, related HCFA revenues and program costs were also included in discontinued operations in the accompanying consolidated statements of operations for the three months and the nine months ended September 30, 1998. HCFA did not approve the assignment of the contract during 1998, prompting SHP to renew the contract for 1999. As a result, HCFA revenues are included as other operating revenue and related costs are included as selling, general and administrative operating expenses in the accompanying statement of operations for the three months and the nine months ended September 30, 1999.

     (c)  Cash and Cash Equivalents
          -------------------------

          Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



     (d)  Estimated Claim Payment Recoveries
          ----------------------------------

          During the second quarter 1999, the Company contracted the services of independent consultants to perform an operational assessment of the TPA, including a random claim audit. As a result of such operational assessment, the consultants identified material potential claim payment error rates, primarily attributed to overpayments. In addition, the Company contracted the services of claim recovery consultants to identify and document such claim payment errors. To date, the claim recovery consultants have identified and documented extensive claim overpayments. Such overpayments are attributed to different situations such as payments made to providers in excess of contracted rates, payments to providers for non-covered benefits, etc. The Company is in the process of recovering such amounts from providers. Some claim overpayments are offset from future claim payments and some claim overpayments will be recovered through cash collections. At September 30, 1999, the balance is approximately $3,600,000, net of recoveries made during the third quarter plus an additional allowance for uncollectable balances, and is presented in the current assets section of the balance sheet.

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

     (g)  Reedemable Preferred Stock
          --------------------------

          The carrying value of the Series A Preferred Stock is net of the estimated effect of beneficial common stock conversion features and offering costs paid in connection with the offering. These amounts are amortized over periods through the first applicable conversion date with respect to the related preferred stock agreements, which was a 30 day period for the offering costs and 2 years for the beneficial conversion amount. Amortization amounts are included in preferred stock additional paid in capital in the accompanying financial statements.

     (h)  Revenue Recognition
          -------------------

          Premium revenue under the Company's HMO is recognized as earned on a pro rata basis over the contract period. Reimbursement for the Company's participation under a

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



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

   (i)    Per Share Data
          --------------

            The following table sets forth the computation of basic earnings per share for the periods indicated.

                                               Three Months Ended           Nine Months Ended
                                                  September 30                September 30
                                          --------------------------   ---------------------------
                                             1998            1999         1998            1999
                                          --------------------------   ---------------------------
Profit (loss) from continuing
 operations                               (1,258,816)      3,142,596    (4,038,252)      2,407,533
Preferred stock deemed dividends                  -0-       (211,010)           -0-     (1,789,267)
Preferred stock dividends                         -0-       (127,647)           -0-       (289,311)
                                           -------------------------    --------------------------
Profit (loss) from continuing
 operations available to common
 stockholders                             (1,258,816)      2,803,939    (4,038,252)        328,955
Average shares outstanding                 2,919,330       2,919,330     2,603,110       2,919,330
                                           -------------------------    --------------------------
Earnings per share                             (0.43)           0.96         (1.55)           0.11
                                           =========================     =========================

Discontinued operations available to common
 stockholders                                    -0-             -0-       788,225             -0-
Average shares outstanding                       -0-             -0-     2,603,110             -0-
                                           -------------------------    --------------------------
Earnings per share                               -0-             -0-          0.30             -0-
                                           =========================    ==========================

Net profit (loss)                         (1,258,816)      3,142,596    (3,250,027)      2,398,533
Preferred stock deemed dividends                 -0-        (211,010)          -0-      (1,789,267)
Preferred stock dividends                        -0-        (127,647)          -0-        (289,311)
                                           -------------------------    --------------------------
Net profit (loss) available to common
 stockholders                             (1,258,816)      2,803,939    (3,250,027)        319,955
Average shares outstanding                 2,919,330       2,919,330     2,603,110       2,919,330
                                          --------------------------    --------------------------
Earnings per share                             (0.43)           0.96         (1.25)           0.11
                                          ==========================    ==========================

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



          Common stock options, warrants and convertible preferred stock are not included in the 1998 computation of diluted earnings per share as their effect is antidilutive due to the Company's net losses attributable to common shares. In addition, common stock options, warrants and convertible preferred stock are not included in the nine months ended September 30, 1999 computation of diluted earnings per share as their effect is antidilutive due to the Company's preferred stock deemed dividends. For these periods, diluted earnings per share is equal to basic earnings per share. The following table sets forth the computation of diluted earnings per share for the 1999 period indicated.

                                                           Three Months Ended
                                                            September 30 1999
                                                           -------------------

Net profit available to common stockholders                        2,803,939
Plus: income impact of assumed conversions
  Preferred stock deemed dividends                                   211,010
  Preferred stock dividends                                          127,647
                                                             ----------------
Net profit                                                         3,142,596
                                                             ----------------

Average shares outstanding                                         2,919,330
Plus: incremental shares for assumed conversions
  Convertible preferred stock                                      1,350,467
  Stock options                                                      319,836
  Warrants                                                           230,866
                                                             ----------------
Adjusted average shares outstanding                                4,820,499
                                                             ----------------
Earnings per share                                                      0.65
                                                             ----------------

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



(j)  Reclassifications
     -----------------

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

   The results of operations for Brevard and First Health and HCFA revenues and program costs for the three months and the nine months ended September 30, 1998 are reported in the accompanying consolidated statements of operations under discontinued operations.

   Information with respect to discontinued operations is summarized as follows:

                                                     Three Months Ended              Nine Months Ended
                                                     September 30, 1998              September 30, 1998
                                               ----------------------------    ----------------------------
Revenues                                                           $295,709                      $1,602,694
Expenses                                                            295,709                       1,482,402
                                                                   --------                      ----------
Income from discontinued operations                                $    -0-                      $  120,292
                                                                   --------                      ----------
Gain on sale of discontinued operations                            $    -0-                      $  667,933
                                                                   --------                      ----------

(3)  Commitments, Contingencies and Other Matters
     --------------------------------------------

     (a)  Professional Liability
          ----------------------

          The Company currently maintains professional liability insurance coverage through December 1999 with limits of $1,000,000 in the aggregate and $1,000,000 per occurrence and requires physicians to maintain malpractice liability insurance in amounts which it deems adequate for the type of medical services provided. No accrual for possible losses attributable to incidents which may have occurred and not been identified under the Company's incident reporting system has been made because management has not identified any such incidents.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



          The Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its HMO members. Premiums for these policies are reported as HMO medical costs and insurance recoveries, if any, are recorded as a reduction of HMO medical costs. Under the excess loss reinsurance policies, recoveries are made for claims of each enrollee or each covered dependent of each enrollee, on an annual basis, in excess of the deductible established in the policy subject to certain limitations. At September 30, 1999, the deductible under the policy for commercial healthcare claims was $50,000 and the maximum life time reinsurance indemnity payable under the agreement for any one member was $2,000,000.

     (b)  Regulatory Requirements
          -----------------------

          As an HMO licensed in Florida, SHP is required, pursuant to Section 641 of the Florida Insurance Code, to maintain a minimum statutory surplus in an amount which is the greater of $1,150,000 or 10% of total liabilities or 1.25% of annualized premium, which at September 30, 1999 was approximately $1,780,000. SHP was in compliance with this requirement and had an unaudited statutory surplus of $2,143,494 at September 30, 1999.

          Dividends are restricted to 10% of statutory surplus or the entire net operating profits and related net capital gains derived during the immediately preceding fiscal year unless prior approval is received from the Insurance Department of the State of Florida.

          Pursuant to the Florida Administrative Code, the Department may require an HMO to submit a corrective action plan in the event that net income before taxes during the annual reporting period or over the past four quarterly reporting periods is less than 2% of total revenue. SHP's reported audited net income for the year ended December 31, 1998 did not meet the 2% criteria and a correction plan was filed in 1999. SHP's reported, unaudited, net income for each of the quarters ended March 31, 1999; June 30, 1999 and September 30, 1999 does meet the 2% criteria.

     (c)  Nasdaq Listing Requirements
          ---------------------------

          The Company's shares of Common Stock, $.001 par value per share ("the Common Stock"), are traded on the Nasdaq SmallCap Market. In the event the Company fails to comply with the listing requirements, the Common Stock could be delisted from trading on the Nasdaq SmallCap Market. A delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

     (d)  Sale of Unregistered Securities
          -------------------------------

          On July 16, 1998, the Company completed the Private Placement of 474,330 shares of previously unissued Common Stock, at a per share price of $3.375, resulting in net proceeds to the Company of $1,355,251. Under the terms of the Private Placement, the Company agreed to use its reasonable best efforts to file and obtain effectiveness of a registration statement under the Securities Act covering the resale of the shares issued in the Private Placement no later than 90 days after the closing of the Private Placement. If the registration statement is not declared effective by the Securities and Exchange Commission within such 90-day period other than by reason of delay of a selling shareholder or its counsel or the activity or inactivity of the Securities and Exchange Commission, then the Company is obligated to pay cash equal to 1% of the aggregate subscription price of the Private Placement for the first month of such delay and 2% of such aggregate subscription price for each month of delay thereafter; provided, however, that in calculating the period of any delay, there shall be excluded any delays attributable to the failure by a selling shareholder to review the registration statement in a reasonably prompt manner. All expenses incurred in any registration of these shares will be paid by the Company, but the Company will not be liable for any underwriter discounts or commissions, brokerage fees or stock transfer taxes incurred with respect to the shares or for the fees and expenses of counsel for any selling shareholder. On February 10, 1999, the Company filed a registration statement covering these shares with the Securities and Exchange Commission ("SEC"). On June 7, 1999, the Company filed an application for the withdrawal of the registration statement, which withdrawal was accepted by the SEC. The Company intends to file a registration statement with the SEC covering these shares, but there can be no assurance that such registration statement will ultimately become effective.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



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

     (e)  1999 Stock Option Plan
          ----------------------

          In January 1999 the Board of Directors adopted, and in June 1999 the stockholders approved, the Company's 1999 Stock Option Plan pursuant to which 500,000 shares of Common Stock were reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986, as amended, or (ii) non-qualified options. Incentive stock options may be granted under the 1999 Plan to the employees and officers of the Company. Non-qualified options may be granted to consultants, directors, employees or officers of the Company. The 1999 Plan is intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. Unless sooner terminated, the 1999 Plan will expire on January 24, 2009. As of September 30, 1999, the Company has granted options to purchase an aggregate of 442,500 shares under the 1999 Plan.

     (f)  Civil Suit
          ----------

          On September 3, 1999, SHP filed a civil suit against its previous TPA. The complaint seeks damages resulting from the TPA's mismanagement of claims processing and other administrative services, including but not limited to the payment of claims for ineligible individuals, failure to process claims in a timely manner, payment of duplicate and excessive amounts to health care providers, and improper retention of SSHP's HMO premium funds. Such HMO premium funds receivable of approximately $620,000 is disclosed in the other current assets section of the balance sheet at September 30, 1999. The civil suit currently remains in the pre-discovery stages.

(4)  Subsequent Event
     ----------------

     The Company's consolidated financial statements for the period ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,250,027and a net profit of $2,398,533 for the nine months ended September 30,1998 and 1999, respectively, and as of September 30, 1999 had an accumulated deficit of $6,019,524. The Company expects to incur substantial expenditures to further its HMO development and to expand its current commercial service area and enter into the Medicare market. There can be no assurance that the Company's working capital at September

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



     30, 1999 will be sufficient to fund ongoing business operations. Management believes that the Company may require additional resources to enable it to continue operations.

     The Company is currently reviewing its options for possible sale of additional equity securities as well as potential merger and partnering opportunities. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will maintain profitability or that the funds will be sufficient to sustain any losses of the Company. If the Company is unable to obtain adequate additional financing or enter into such business alliance, it may not be able to meet ongoing business operation needs. The inability to obtain additional financing may have a material adverse effect on the Company. Additional equity financing may involve substantial dilution to the interests of the Company's existing stockholders. The consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

     A target market conduct examination was performed by the Florida Department of Insurance ("the Department") earlier in 1999. No written report of its findings was produced by the Department. On September 10, 1999, SHP received notice from the Department that a limited scope financial examination of SHP books and records would be conducted and the examination started on September 22, 1999. To date, SHP continues to be under regulatory scrutiny by the Department arising in part from the Company's weak financial condition prior to current favorable operations and the continuing recovery of claim overpayments. In addition to any remedies or sanctions which may be imposed or required by the Department, adverse regulatory findings can negatively affect the Company's marketing to customers and providers.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"FORWARD-LOOKING" INFORMATION

     This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including but not limited to: the Company's ability to forge satisfactory relationships with physician groups and provider networks and enroll sufficient numbers of HMO members; continued efforts to control healthcare costs; future membership composition and premium rates for the commercial business; potential regulatory intervention if the Company fails to comply wih regulatory requirements; proposed future efforts to control administrative costs; the ability of the Company to effectively manage any future outsourcing provider conversions; the individual and group renewal process; future health care and administrative costs, future provider network, future provider utilization rates, future medical-loss ratio levels, future claims payment, service performance and other operations matters; the Company's ability to meet the listing requirements of The Nasdaq SmallCap Market; future government regulation and relations and the future of the health care industry; the Company's ability to attract members that are of sufficient underwriting risk; the ability of the Company to price its products competitively for this assumed underwriting risk; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional physician groups and providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF SEPTEMBER 30, 1999 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1999 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES PRESENTED BELOW ARE ADEQUATE TO MAKE THE INTERIM FINANCIAL STATEMENTS PRESENTED NOT MISLEADING, IT IS SUGGESTED THAT THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998.

GENERAL.

     On February 24, 1997, SunStar Health Plan, Inc. ("SHP"), the Company's principal subsidiary, was awarded its HMO Certificate of Authority in the State of Florida by the Department of Insurance ("DOI"). SHP accepted its first HMO members effective May 1, 1997 in its initial service area of Brevard County, Florida. During the fiscal year ended July 31, 1997 ("fiscal 1997"), SHP accelerated its

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


plans to enter markets that the Company believed were under-served by its managed healthcare competitors. Thus, SHP has rapidly expanded and been approved by the Agency for Health Care Administration ("AHCA") to offer its HMO products in 52 counties. As a result of this accelerated growth, development costs were also accelerated in the areas of advertising, marketing and materials, personnel and related expenses during 1998. In 1999, SHP has made the strategic decision to slow down the rapid growth and intends to resume and complete the expansion throughout the entire state of Florida during year 2000. As of October 31, 1999 the Company provided coverage to approximately 87,000 members in its current service areas. The Company has established a distribution network of approximately 40 general agencies, representing more than 2,500 brokers, to market its HMO products. The Company has also established a comprehensive delivery system of contractual providers numbering approximately 15,000 physicians and 130 hospitals. The net profits/losses for the three and nine months ended September 30, 1999 and 1998 are consistent with management's expectations with respect to the costs associated with the attainment of SHP's HMO license and the related start-up, development and expansion costs of an HMO. However, if profitability is not maintained and losses reoccur without the Company obtaining additional financing, they could have a material adverse effect on the Company's business and financial condition. See "Financial Condition, Liquidity and Capital Resources."

     As originally organized, the Company also provided managed healthcare services pursuant to contractual arrangements, as well as on a fee-for-service basis, through its seven primary care Medical Centers in central Florida. On April 15, 1998, the Company sold substantially all the assets of the Medical Centers and agreed to assign the existing HCFA contract held by SHP upon approval by HCFA pursuant to the Asset Purchase Agreement, thereby completing the Company's transformation from a "provider" of medical services through its Medical Centers to a "payor" for medical services through its statewide HMO.
The Company's sale of its Medical Centers has permitted it to focus its full attention and resources on the expansion of SHP. During November 1998, HCFA determined the existing contract held by SHP was not transferrable pursuant to the Asset Purchase Agreement. Effective January 1, 1999, SHP obtained HCFA approval to convert the existing prepaid cost reimbursement contract into a cost contract and entered into an agreement to exclusively use Brevard Medical Care, Inc. to provide medical services under the new plan.

     Since accepting its first HMO members in May 1997, the Company's focus has been on the marketing and sale of its HMO product in the medically underwritten individual and small group markets. During 1999 the Company is continuing to broaden its focus in the geographic areas in which the Company is currently licensed and to address the large group market.

     On April 20, 1998, the Board of Directors approved a change in the Company's fiscal year end from July 31 to December 31, effective beginning December 31, 1998.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



GENERAL FINANCIAL INFORMATION.

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1998                          1999
                                                                  -----------                   -----------
Total revenue                                                     $14,069,181                   $74,962,146
Profit (loss) from continuing operations                           (4,038,252)                    2,407,533
Profit (loss) from disposal of assets                                     -0-                        (9,000)
Discontinued operations                                               788,225                           -0-
Net profit (loss)                                                  (3,250,027)                    2,398,533
Net profit (loss) per common share - basic and diluted                  (1.25)                         0.11
Total assets                                                       10,856,352                    25,099,348
Long term obligations                                                  76,723                       126,006

Results of Operations.
----------------------

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

     The net profit increased from a net loss of approximately $3,250,000 for the nine months ended September 30, 1998 to a net profit of approximately $2,399,000 for the nine months ended September 30, 1999. The Company's investment in rapid growth during 1998 and early 1999 has led to sufficient growth in revenue to support profitable operations for the nine months ended September 30, 1999. The profitable operations reflect the effect of the increased efficiencies related to higher revenue levels, the normal lag in claims from new enrollees, a slowing of investment in marketing, seasonal effect and a reduction in the medical loss ratio due to estimated claim overpayment recoveries.

     Total revenues increased by approximately $60,893,000 from approximately $14,069,000 for the nine months ended September 30, 1998 to approximately $74,962,000 for the nine months ended September 30, 1999. This increase is attributable to a $59,283,000 increase in revenues generated by the Company's HMO, which commenced operations in the fourth quarter of fiscal 1997, coupled with an increase in other revenues of approximately $1,146,000 due to the renewal of the HCFA contract effective January 1, 1999 and higher interest income of approximately $464,000.

     As a result of the Company obtaining an HMO Certificate of Authority on February 24, 1997 and commencing the enrollment of its members effective May 1, 1997, the Company realized approximately $13,849,000 and $73,132,000 in HMO premium revenues for the nine months ended September 30, 1998 and 1999, respectively. This HMO premium revenue increase is consistent with enrolled membership growth to approximately 86,000 at September 30, 1999 from approximately 36,000 at September 30, 1998. The Company anticipates that HMO premium revenues will remain consistent over the next three-month period. However, there can be no assurance that such consistency will occur as the Company expects.

     HMO medical costs were approximately $10,093,000 and $50,129,000 for the nine months ended September 30, 1998 and 1999, respectively, resulting in medical loss ratios of approximately 73% and 69% for the respective periods. Material claim overpayments, as described below, contributed to the current reduction in the medical loss ratio. HMO medical costs include amounts accrued for actual claims reported but not paid and estimates of medical services incurred but not reported. Total medical

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



payments, including net reinsurance premiums paid, for all dates of service were approximately $5,109,000 and $51,608,000 for the nine months ended September 30, 1998 and 1999, respectively. During the second quarter 1999, the Company contracted the services of independent consultants to perform an operational assessment of the previous TPA, including a random claim audit. As a result of such operational assessment, the consultants identified material potential claim payment error rates, primarily attributed to overpayments. In addition, the Company contracted the services of claim recovery consultants to identify and document such claim payment errors. To date, the claim recovery consultants have identified and documented extensive claim overpayments. Such overpayments are attributed to different situations such as payments made to providers in excess of contracted rates, payments to providers for non-covered benefits, etc. The Company is in the process of recovering such amounts. Some claim overpayments are being offset from future claim payments and some claim overpayments will be recovered through cash collections. At September 30, 1999, the balance is approximately $3,623,000, net of recoveries made during the third quarter and an additional allowance for uncollectable balances.

          Selling, general and administrative expenses increased by approximately $14,400,000 from approximately $7,943,000 for the nine months ended September 30, 1998 to approximately $22,343,000 for the nine months ended September 30, 1999. The increase is primarily the result of an increase in professional and outsourcing fees of $6,211,000; an increase in sales and marketing salaries, benefits and commission expense related to the HMO products of approximately $5,429,000; additional administrative salaries and related benefits of approximately $1,936,000; and an increase in occupancy, insurance, general office and related costs of approximately $433,000 coupled with an increase of approximately $391,000 in other general and administrative expenses, including costs related to HMO enrollee medical records, benefit statements and other miscellaneous office expenses. These additional expenses were primarily incurred in connection with the Company's accelerated expansion into additional Florida markets, the development of marketing materials and increased infrastructure and personnel to effect the Company's transformation into an HMO. Selling, general and administrative expenses as a percentage of total revenues decreased to 30% for the nine months ended September 30, 1999 from 56% for the nine months ended September 30, 1998, due in part to an increased revenue base and a slow down in marketing efforts. The Company expects selling, general and administrative expenses as a percentage of revenues to continue to decrease as membership and premium revenues grow. However, there can be no assurance that such membership and revenue growth or a decline in selling, general and administrative expenses as a percentage of revenues will occur as the Company anticipates.

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

          At September 30, 1999 the Company had positive working capital of approximately $5,444,000 as compared to negative working capital of approximately $674,000 at December 31, 1998. The increase in working capital from the end of fiscal year 1998 is attributable primarily to proceeds received in connection with the preferred stock funds received under the Offering and the estimated claim payment recoveries, offset by development, marketing and personnel costs incurred in order to support and manage the continued growth and expansion of the HMO.

          Net cash provided by (used in) operating activities was approximately $2,787,000 and $(1,921,000) for the nine months ended September 30, 1998 and
1999, respectively.   Net cash used in operating activities at September 30,
1999 was primarily attributable to an increase in estimated claim

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



payment recoveries of approximately $4,024,000, a decrease in cash received related to unearned and deferred revenues of approximately $1,923,000, an increase in accounts receivable of approximately $1,025,000, a decrease in estimated Medicare settlement of approximately $103,000 and a decrease in prepaid expenses and other assets of approximately $9,000, offset by a net profit of approximately $2,399,000, an increase in medical claims payable and reserves for incurred but not reported claims of approximately $1,898,000, an increase in the allowance for estimated claim overpayment recoveries of $400,000, an increase in accounts payable and accrued expenses of $278,000, depreciation expenses of approximately $150,000 and non cash compensation expenses of approximately $38,000.

     Net cash provided by investing activities for the nine months ended September 30, 1998 was approximately $1,642,000 as compared to net cash used in investing activities for the nine months ended September 30, 1999 of
approximately $539,000.   The decrease in cash from investing activities at
September 30, 1999 was primarily the result of purchases of furniture and equipment associated with the development of the Company's administrative offices of approximately $298,000 and the purchase of a restricted certificate of deposit of $250,000, offset by $9,000 in disposal of furniture and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 1998 and 1999 was approximately $1,289,000 and $4,131,000, respectively. Net cash provided by financing activities at September 30, 1999 was primarily attributable to the receipt of approximately $4,312,000 in net proceeds from the preferred stock subscriptions in connection with the Offering coupled with an increase in capital lease obligations of approximately $108,000, offset by approximately $289,000 in preferred dividends declared.

     During the current and next fiscal year, the Company's liquidity will be affected by continued HMO development, marketing and operation. Effective September 30, 1999, SHP is required to maintain a minimum statutory surplus in an amount which is the greater of $1,150,000 or 10% of total liabilities or 1.25% of annualized premium pursuant to Section 641 of the Florida Insurance
Code.   Based on this criteria, at September 30, 1999, SHP is required to maintain a minimum statutory surplus of approximately $1,780,000. At September 30, 1999, SHP's unaudited statutory financial statements reflect an actual surplus of approximately $2,143,000. The Company's cash balances are currently maintained as a cash equivalent of a Money Market Trust Fund which invests in securities issued or guaranteed by the U.S. Treasury and repurchase agreements relating to such securities. There can be no assurance that the Company will continue to be able to comply with the DOI requirements.

     SHP continues to be under regulatory scrutiny by the Department arising in part from the Company's weak financial condition prior to current favorable operations and the continuing recovery of claim overpayments. In addition to any remedies or sanctions which may be imposed or required by the Department, adverse regulatory findings can negatively affect the Company's marketing to customers and providers.

     HMO development costs will continue to be incurred by SHP in fiscal year 1999 to further establish arrangements with physicians, hospitals and other healthcare providers as well as to develop marketing materials and strategies necessary to operate and maintain HMO operations in accordance with statutory requirements (which shall include the costs of key employees' salaries and expenses). In order to support the significant growth of the Company's HMO operations, additional marketing, development and other personnel were hired throughout 1998 and early 1999 to augment the Company's

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


efforts to support and manage this growth. Expenditures for such employees' salaries and related benefits will continue to be incurred in the future and may increase as additional personnel are needed to support further HMO membership growth. In addition, the Company anticipates that it will make additional capital expenditures associated with, among other things, furniture and equipment necessary due to personnel increases. There can be no assurance that the foregoing factors will not adversely affect the Company's future operating results.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


     The Company's shares of Common Stock are traded on the Nasdaq SmallCap Market. In the event the Company fails to comply with the listing requirements, the Common Stock could be delisted from trading on the Nasdaq SmallCap Market. A delisting could adversely affect the trading market for the Common Stock. In such event, trading in the Common Stock would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, or the "pink sheets", whereupon trading in the Company's securities would be subject to the "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

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

     As of September 30, 1999, the Company was 90% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by December 1999. The Company's Year 2000 compliance program requires remediation of certain programs and the replacement of certain hardware within particular time frames in order to avoid disruption of the Company's operations. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

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

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES



Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On August 23, 1999, and as permitted by the Certificate of Designation, the Company requested from the Placement Agent and received a waiver of redemption rights under the Company's Series A Preffered Stock.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


Item 6. Exhibits and reports on Form 8-K

Exhibit  Exhibit Description
-------  -------------------
 2.1     Asset Purchase Agreement, dated April 15, 1998, between Brevard Medical
          Care, Inc. and SunStar Healthcare, Inc.****
 3.1     Certificate of Incorporation*
 3.1     Certificate of Designation******
 3.2     By-Laws*
 4.1     Specimen Certificate of the Company's Common Stock**
 4.2     Form of Warrant Agreement (including Form of Underwriter's Common
          Stock Purchase Warrant)*
 4.2     Form of Warrant Agreement (for Offering)******
 4.2     Form of Registration Rights Agreement (for Offering)******
 4.3     1996 Stock Option Plan*
 4.4     Form of 1996 Stock Option Contract**
 4.5     1999 Stock Option Plan*******
 4.6     Form of 1999 Stock Option Contract*******
 4.7     Series A Preferred Stock Redemption Waiver********
10.3     Agreement for Third Party Administrator Services, dated March 7,
          1997, between Healthplan
          Services, Inc. and SunStar Health Plan, Inc.***
10.3     Agreement for Third Party Administrator Services, dated March 26, 1999, between Companion
          Information Management Resources, Inc. and SunStar Health
          Plan, Inc.******
10.4     Lease, dated November 26, 1997 between the Company and Pizzuti*****
10.4     Agreement for Health Care Prepayment Plan, dated September 30, 1992, between the Health Care Financing Administration and Boro Medical
          Corporation*
10.4     Agreement for Health Care Cost-Based Plan, dated January 1, 1999, between the Health Care Financing Administration and SunStar Health
          Plan, Inc. ******
10.5     Certificate from State of Florida, Agency for Health Care
          Administration certifying Boro Medical Corporation a Healthcare
          Provider*
10.6     Employment Agreement, dated as of June 7, 1999, by and between the
          Company and Warren Stowell*******
10.7     Employment Agreement, dated as of June 7, 1999, by and between the
          Company and David Jesse*******
10.8     Employment Agreement, dated as of June 7, 1999, by and between the
          Company and Robyn Stowell*******
10.9     Agreement, dated June 10, 1999, by and between the Company and The
          Ulysses Group Advisors, Inc.*******



                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES

10.10    Financial Consulting and Investment Banking Agreement, dated June 30,
          1999, by and between the Company and Schneider Securities, Inc.*******
10.11    Warrant to purchase 100,000 shares of Common Stock, dated as of
          April 22, 1999, between the Company and Brookstreet Securities
          Corporation, Inc.*******
10.12    Warrant to purchase 422,021 shares of Common Stock, dated as of
          April 22, 1999, between the Company and Brookstreet Securities
          Corporation, Inc.*******
11.      Statement of Per Share Earnings (included in Consolidated Financial
          Statements attached to this report)
23.1     Consent of KPMG Peat Marwick LLP******
27.1     Financial Data Schedule ********
*        Filed as same exhibit reference to Form SB-2 Registration Statement, filed on February 26, 1996, File No. 333-1650
**       Filed as same exhibit reference to Amendment No. 2 to Form SB-2
          Registration Statement, filed on May 9, 1996, File No. 333-1650.
***      Filed as Exhibit 10.12 to Form 10-KSB for the fiscal year ended
          July 31, 1997.
****     Filed as same exhibit reference to Form 10-QSB, for the quarterly period ended April 30, 1998.
*****    Filed as same exhibit reference to Form 10-KSB for the fiscal year ended July 31, 1998.
******   Filed as same exhibit reference to Form 10-KSB for the five months ended December 31, 1998.
*******  Filed as same exhibit reference to Form 10-QSB for the three months ended June 30, 1999.
******** Filed herewith.

Reports on Form 8-K:

 None.

                   SUNSTAR HEALTHCARE, INC. AND SUBSIDIARIES


                                   Signatures
                                   ----------

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUNSTAR HEALTHCARE, INC.



Date:        11/15/99                         /s/ Warren Stowell
     ------------------------------           ----------------------------------
                                              Warren Stowell
                                              President, Chief Executive Officer
                                              and Chairman


Date:        11/15/99                         /s/ David Jesse
     -----------------------------            ----------------------------------
                                              David Jesse
                                              Executive Vice President and
                                              Chief Operating Officer

Date:        11/15/99                         /s/ Maria Escurra
     --------------------                     ----------------------------------
                                              Maria Escurra
                                              Chief Financial Officer